Form 10-Q
period 2010-09-30
Global Aviation Holdings Inc.
filed 2010-11-24
CIK 1397867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-52605

GLOBAL AVIATION HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4222196
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 World Drive
Peachtree City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

(770) 632-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 15, 2010 the number of shares of $0.0001 par value common stock outstanding was 26,802,200.

GLOBAL AVIATION HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,211	$73,077
Accounts receivables, net of allowance for doubtful accounts of: 2010—$555; and 2009—$654	32,193	42,037
Inventories, net	16,218	19,762
Maintenance reserve deposits	53,611	45,514
Deferred tax assets, net	8,453	8,136
Prepaid expenses and other current assets	60,377	43,050
Total current assets	259,063	231,576
Property and equipment:
Flight equipment	216,405	165,998
Facilities and ground equipment	22,037	18,571
Gross property and equipment	238,442	184,569
Accumulated depreciation	(92,275)	(58,043)
Net property and equipment	146,167	126,526
Intangible assets:
Military contract intangibles, net of accumulated amortization of: 2010—$78,808; 2009—$59,894	173,374	192,288
Other intangible assets	4,000	4,000
Total intangible assets	177,374	196,288
Restricted cash	6,281	8,135
Maintenance reserve deposits	53,637	59,861
Deposits and other assets	49,231	57,139
Total assets	$691,753	$679,525

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$23,824	$24,400
Accounts payable	26,474	11,338
Air traffic liabilities	12,274	5,504
Accrued compensation and benefits	27,520	25,225
Accrued flight expenses	16,591	20,534
Other accrued expenses and current liabilities	98,941	92,226
Total current liabilities	205,624	179,227
Long-term debt, less current maturities	198,826	211,128
Deferred tax liabilities, net	70,128	72,544
Other liabilities	28,716	25,257
Stockholders’ equity:
Common stock, $.0001 par value; authorized 2010 and 2009—400,000,000; issued and outstanding 2010 and 2009—26,802,200 and 25,906,300, respectively	3	3
Warrants	1,479	1,479
Additional paid-in capital	340,843	336,904
Accumulated deficit	(154,265)	(147,414)
Accumulated other comprehensive income	399	397
Total stockholders’ equity	188,459	191,369
Total liabilities and stockholders’ equity	$691,753	$679,525

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Income per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Operating revenues:
Military passenger	$204,499	$188,200	$624,500	$570,830
Military cargo	29,511	11,862	115,496	56,529
Commercial cargo	41,559	25,596	101,492	80,529
Commercial passenger	10,054	19,844	31,620	44,079
Scheduled service	—	—	—	298
Other	840	1,582	3,898	10,114
Total operating revenues	286,463	247,084	877,006	762,379
Operating expenses:
Aircraft fuel	71,082	57,066	224,162	159,522
Aircraft rentals	36,534	41,450	114,943	123,877
Maintenance, materials and repairs	42,223	31,631	108,942	99,496
Flight operations	26,958	25,556	79,722	77,320
Aircraft and traffic servicing	21,716	21,399	67,880	67,227
Passenger services	18,349	20,125	57,591	58,347
Crew positioning	14,361	14,550	43,505	41,566
Selling and marketing	13,193	11,566	43,962	37,910
Depreciation and amortization	21,583	17,053	59,276	53,394
General and administrative	13,309	7,342	40,806	32,001
Asset impairment and aircraft retirements	—	3,530	—	4,215
Other expenses	3,320	412	8,052	3,531
Total operating expenses	282,628	251,680	848,841	758,406
Operating income (loss)	3,835	(4,596)	28,165	3,973
Other income (expense):
Interest income	650	1,796	2,325	3,841
Interest expense	(11,484)	(19,234)	(35,104)	(46,580)
Gain (loss) on investment	(882)	9,500	(2,188)	51,000
Gain (loss) on debt extinguishment	—	—	(1,239)	85,305
Other, net	(1,358)	(711)	(748)	(1,349)
Total other income (expense)	(13,074)	(8,649)	(36,954)	92,217
Income (loss) before income tax benefit	(9,239)	(13,245)	(8,789)	96,190
Income tax benefit	2,205	65,445	1,938	36,472
Net income (loss)	(7,034)	52,200	(6,851)	132,662
Preferred stock dividends	—	—	—	(9,483)
Income (loss) available to common stockholders	$(7,034)	$52,200	$(6,851)	$123,179
Basic income (loss) available to common stockholders per share:
Weighted-average shares outstanding	25,906,300	25,074,936	25,906,300	16,697,942
Income (loss) available to common stockholders per share	$(0.27)	$2.08	$(0.26)	$7.38
Diluted income (loss) available to common stockholders per share:
Weighted-average shares outstanding	25,906,300	25,143,267	25,906,300	35,987,091
Income (loss) available to common stockholders per share	$(0.27)	$2.08	$(0.26)	$3.69

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30
	2010	2009
	(Unaudited)
Operating activities
Net income (loss)	$(6,851)	$132,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,276	53,394
Amortization of loan costs	3,212	6,614
Amortization of debt discount	4,052	7,136
Asset impairment and aircraft retirements	—	4,215
(Gain) loss on debt extinguishment	1,239	(85,305)
(Gain) loss on investment	2,188	(51,000)
Stock-based compensation expense	3,939	1,755
Deferred income taxes	(2,733)	(33,224)
Non-cash interest	3,354	27,782
Loss on sale of equipment	1,934	894
Changes in operating assets and liabilities:
Accounts receivable, net	9,844	38,377
Inventories, net	—	(21)
Maintenance reserve deposits	(1,873)	(5,368)
Other current assets	(17,327)	7,434
Accounts payable	15,136	(3,132)
Air traffic liabilities and accrued flight expenses	2,827	677
Accrued compensation and benefits	2,295	(5,917)
Other accrued expenses and current liabilities	(9,413)	(54,161)
Other liabilities and other assets	10,109	1,809
Net cash provided by operating activities	81,208	44,621
Investing activities
Capital expenditures	(42,930)	(26,781)
Insurance proceeds from asset impairment and aircraft retirements	—	1,000
Proceeds from sale of equipment	665	19
Net cash used in investing activities	(42,265)	(25,762)
Financing activities
Proceeds from issuance of preferred stock	—	20,000
Proceeds from issuance of long-term debt	—	247,603
Payment of costs related to issuance and repurchase of debt	(3,149)	(21,098)
Payments on long-term debt	(20,660)	(284,115)
Repurchase of common stock	—	(122)
Net cash used in financing activities	(23,809)	(37,732)

Net increase (decrease) in cash and cash equivalents	15,134	(18,873)
Cash and cash equivalents at beginning of period	73,077	87,424
Cash and cash equivalents at end of period	$88,211	$68,551
Supplemental disclosure of non-cash investing activities
Property and equipment expenditure included in other current liabilities	$25,009	$5,895

See accompanying notes

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

Global Aviation Holdings Inc. (Global, and collectively with its wholly-owned subsidiaries, the Company) is a global provider of customized air transport passenger and cargo services, offering a broad range of aircraft types and payloads. The Company offers military, cargo and commercial charter services through its two operating airlines: World Airways, Inc. (World) and North American Airlines, Inc. (North American). World provides long-range passenger and cargo charter and ACMI (Aircraft, Crew, Maintenance and Insurance) air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and ACMI air transportation serving the U.S. Government, tour operators and other airlines. The Company’s combined fleet consists of the following aircraft types: Boeing 757-200 passenger (B757), Boeing 767-300 passenger (B767), Boeing 747-400 freighter (B747), McDonnell Douglas DC10-30 passenger (DC-10), and McDonnell Douglas MD-11 (MD-11) passenger and freighter. All active aircraft as of September 30, 2010 are leased.

The Company’s wholly-owned subsidiaries are as follows: New ATA Acquisition Inc. (New ATA), New ATA Investment Inc. (New ATA Investment), World Air Holdings Inc. (World Air Holdings), World, North American, World Risk Solutions, Ltd. (World Risk Solutions), World Airways Parts Company, LLC and Global Aviation Ventures SPV LLC. ATA Airlines, Inc. (ATA) was a wholly-owned subsidiary until March 31, 2009. The Company acquired World Air Holdings and its wholly-owned subsidiaries, World, North American, World Risk Solutions, and World Airways Parts Company, LLC on August 14, 2007 (the Acquisition Date). On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and ATA subsequently discontinued all business operations. As of April 3, 2008, Global ceased consolidating the results of operations and financial position of ATA in its consolidated financial statements (See Note 2).

Management believes that all adjustments necessary to present fairly the financial position of Global have been included in the accompanying unaudited condensed consolidated financial statements for the periods presented. Such adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2009.

During the year ended December 31, 2009, the Company recorded a liability for a leased engine that was deemed to be beyond economic repair (BER). The amount recorded was equal to the engine value specified in the lease agreement less the estimated recoverable engine maintenance reserve deposits. During the nine months ended September 30, 2010, the Company entered into an agreement to purchase a disassembled engine for $3.0 million from which the Company intends to use the parts to refurbish the BER engine. As a result of the purchase, the Company reduced maintenance, materials, and repairs expense by $4.5 million during the nine months ended September 30, 2010.

Principles of Consolidation

The condensed consolidated financial statements included herein have been presented in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include fixed asset and intangible asset useful lives, valuation allowances (including but not limited to, those related to

1. Organization and Basis of Presentation (continued)

receivables, inventories, and deferred taxes), other income tax accounting, self-insured employee benefits, and legal liabilities.

Reclassification

The Company reclassified its statement of operations for the three and nine months ended September 30, 2009 to reflect revenues and expenses by function and to conform to the presentation for the comparable periods in 2010.

2. ATA Bankruptcy

On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. On April 3, 2008, ATA discontinued all business operations, terminated the majority of its employees and began conducting an orderly liquidation of its assets. Management believes the primary factor contributing to ATA’s decision to commence the ATA Chapter 11 proceeding was the termination by FedEx Corporation (FedEx) of the Company’s contract with FedEx that directly supported the Air Mobility Command’s (AMC) U.S. military personnel transportation requirements. Management believes the contract cancellation made it impossible for ATA to obtain additional capital to sustain its operations or restructure its business. On December 12, 2008, ATA filed its Chapter 11 Plan and Disclosure Statement in support of its Chapter 11 plan. The plan was approved on March 25, 2009, with an effective date of March 31, 2009. All aircraft previously leased by ATA and used in connection with ATA’s business have been returned to the respective lessors of the aircraft. As of September 30, 2010, ATA had wound down the majority of its existing estate.

As a result of the bankruptcy filing, beginning on April 3, 2008, Global ceased consolidating the results of operations and financial position of ATA in its consolidated financial statements. As of that date, Global adopted the cost method of accounting for ATA. As of April 3, 2008, Global’s net investment in ATA under the cost method was $17.8 million which Global determined was fully impaired and wrote-off.

During the year ended December 31, 2009, the Company restructured its senior secured debt and became the primary beneficiary of the ATA bankruptcy estate trust. As a result, during the third quarter of 2009, the Company began consolidating its interest in the ATA bankruptcy estate. As of September 30, 2010, and December 31, 2009, the net assets of the ATA bankruptcy estate were $2.4 million and $5.6 million, respectively. During the three and nine months ended September 30, 2010, an $0.9 million and $2.2 million, respectively, loss on investment was recorded predominately due to legal expenses associated with the bankruptcy estate’s suit filed against FedEx Corporation seeking damages of $94.0 million. During the three and nine months ended September 30, 2009, the Company recorded a gain on investment in ATA of $9.5 million and $51.0 million, respectively, for cash received from the ATA estate, which was used to pay down the Company’s outstanding debt.  See Note 10 regarding a federal jury verdict against FedEx and awarded to the ATA bankruptcy estate in the amount of $66.0 million, which is subject to appeal.

3. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

First Lien Notes, 14% interest, net of discount of $6.9 million and $9.1 million, respectively	$152,571	$165,873
New Second Lien Loan, 12% interest plus 6% payment-in-kind (PIK) interest, net of discount of $11.7 million and $13.8 million, respectively	65,290	59,741
Promissory Notes with certain lessors, 8% interest	4,274	9,314
Capital lease, 6% interest	515	600
Total debt	222,650	235,528
Less current maturities of long-term debt	(23,824)	(24,400)
Total long-term debt	$198,826	$211,128

In June 2009, the Company entered into a series of transactions to refinance its debt. The Company purchased a portion of its debt at a discount to par. As a result, during the nine months ended September 30, 2009, the Company recorded a net gain of $85.3 million, comprised of a $121.7 million reduction of principal and accrued interest offset by a $9.1 million trading fee, $7.9 million of existing deferred financing costs and $19.4 million of existing debt issuance discount.

On August 13, 2009, the Company issued $175.0 million of 14% Senior Secured First Lien Notes due 2013 (First Lien Notes). The First Lien Notes include the following key provisions: an August 15, 2013 final maturity date, a 14% annual cash interest rate payable semiannually, a semiannual requirement to offer to the noteholders to prepay $10.0 million of the principal amount outstanding, and a minimum consolidated net cash flow covenant. The First Lien Notes are secured by a first priority lien on substantially all of the Company’s tangible and intangible assets. In February 2010, and pursuant to the terms of the First Lien Notes, Global repurchased $6.0 million of First Lien Notes at par plus accrued interest. Concurrently, the Company also made an offer and repurchased $1.5 million of First Lien Notes at par plus accrued interest related to a cash distribution from the ATA estate in the same amount. Pursuant to the terms of the First Lien Notes, on June 30, 2010, Global made a semiannual offer to repurchase $10.0 million of First Lien Notes at par plus accrued interest. Concurrently, Global also made an offer to repurchase $1.0 million of First Lien Notes at par plus accrued interest related to a cash distribution from the ATA estate in the same amount. A total of $34,000 in principal of First Lien Notes was purchased by Global on August 3, 2010 pursuant to these offers.

In June 2010, the Company purchased $8.0 million face value of its First Lien Notes in the open market. In connection with this repurchase, the Company recorded a $1.2 million loss on debt extinguishment for the write-off of a pro-rata share of deferred loan costs and discount on the First Lien Notes.

On September 29, 2009, the Company entered into a $72.5 million New Second Lien Loan that matures in September 2014 and contains a 12% cash interest rate and a 6% PIK interest component. The New Second Lien Loan was recorded net of a $7.5 million discount. In addition, the Company issued warrants that were immediately converted into 838,000 shares of common stock. These warrants were issued to the holder of the New Second Lien Loan and were recorded as a $7.1 million discount against the New Second Lien Loan, for a total discount recorded of $14.6 million. The $7.1 million discount was calculated based on the relative fair value of the warrants to the fair value of the debt issued.

3. Long-Term Debt (continued)

On February 6, 2009, the Company entered into settlements with certain lessors in connection with the guarantee of certain ATA aircraft leases. In addition to the cash settlements on such date, the Company entered into $15.5 million in Promissory Notes for the remaining balance.

The Company classifies as short-term debt the portion of its debt which it expects to pay down within the following 12 months. Future debt principal payments on long-term debt are estimated to be $23.8 million for the next 12 months subsequent to the September 30, 2010 balance sheet date. As of September 30, 2010, the Company is in compliance with its debt covenants.

4. Income Taxes

In assessing whether deferred tax assets are realizable, the Company considers whether it is more-likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers its historical income and loss position, the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future income, and tax planning strategies in making this assessment.

During the three and nine months ended September 30, 2010, the amount of projected nondeductible expenses such as meals and entertainment were disproportionate in comparison to projected pre-tax book loss and, as a result significantly affected the Company’s effective tax rate. Additionally, certain state deferred tax assets are subject to a valuation allowance. As a result, the Company recorded income tax benefit of $2.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2010, respectively, resulting in effective tax rates of 23.8% and 22.1%, respectively. Included in these amounts are accruals for additional interest for uncertain tax positions of $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2010. There were no other changes to the Company’s uncertain tax positions during the three and nine months ended September 30, 2010.

On April 2, 2008, ATA filed a voluntary petition for bankruptcy protection and as a result, the Company changed its financial accounting for ATA from a consolidating subsidiary to a cost method investment and recorded a $17.8 million impairment charge for its full investment in ATA. The realization of the tax benefit related to the impairment charge was uncertain at the time. Thus, a valuation allowance was established against this deferred tax asset.

ATA’s bankruptcy became effective on March 31, 2009, resulting in the transfer of ATA’s remaining assets into two grantor trusts established for the benefit of ATA’s creditors. As of June 30, 2009, the Company was unable to fully complete the tax analysis of the bankruptcy because there were still aspects that were not fixed and determinable. Accordingly, the Company did not record any benefit for the potential worthless stock loss in ATA, any bad debt realization, or cancellation of indebtedness income at that time. During the three months ended September 30, 2009, the Company completed the tax analysis and determined it would be entitled to a worthless stock loss and booked a benefit of $50.8 million. Additionally, during the three and nine months ended September 30, 2009, the Company recorded a gain on investment of $9.5 million and $51.0 million, respectively, related to a payment made from ATA’s bankruptcy trust to its creditor that did not result in a gain for tax purposes. During the three months ended September 30, 2009, the Company reversed $2.4 million in uncertain tax positions due to the expiration of the statute of limitations on assessment. The Company also received $5.3 million for an NOL claim refund during the three months ended September 30, 2009. These items and other nondeductible expenses, such as meals and entertainment, affected the Company’s effective tax rate for the three and nine months ended September 30, 2009. As a result, the Company recorded an income tax benefit of $65.4 million and $36.5 million, respectively, resulting in an effective tax rate of 494.1% and (37.9)%, respectively, for the three and nine months ended September 30, 2009.

A significant portion of the tax expense related to the Company’s debt restructuring in June 2009, for which the Company realized $85.3 million in cancellation of indebtedness income. Under the provisions of the American

4. Income Taxes (continued)

Recovery and Reinvestment Act of 2009, the Company is eligible to make an election to defer this income until 2014 and include it ratably over the ensuing four years. As of September 30, 2009, the Company had not determined if the election would be made to defer the income, therefore, the tax impact of the election had not been considered. During the fourth quarter of 2009, the Company completed its analysis, elected to defer this income, and consequently recorded a $29.9 million deferred tax liability.

5. Stockholders’ Equity

Common Stock

In June 2009, the Company implemented a 1,000 to 1 reverse stock split for all issued and outstanding common stock. In connection with the reverse stock split, the Company purchased 12,198 of fractional shares outstanding. On October 1, 2010, the Company effected a 100-for-1 stock split of the Company’s outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

Preferred Stock

In 2007, the Company issued and sold 11,507,142 shares of Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) to its majority stockholder at a price of $14.00 per share, for a total of $158.6 million, net of $2.5 million in direct issuance costs. The Company evaluated the Series A Preferred Stock and concluded that the instrument should be recorded as equity. The holder of the Series A Preferred Stock was entitled to cumulative dividends at an annual rate of 16.0% on the liquidation amount of the Series A Preferred Stock.

On February 6, 2009, New ATA Investment and MatlinPatterson completed the conversion of a $7.0 million Note with MatlinPatterson plus PIK interest into 548,558 shares of Series A Preferred Stock issued by the Company at $14.00 per share. In addition, the Company’s majority stockholder invested $20.0 million of cash in the Company in exchange for 1,428,571 shares of the Company’s Series A Preferred Stock.

On April 6, 2009, the Company’s majority stockholder, the sole holder of the outstanding Series A Preferred Stock, converted the Series A Preferred Stock into common stock. The accumulated dividend at the time of the conversion was $49.5 million. Prior to the conversion, 13,484,271 shares of Series A Preferred Stock were outstanding at a value of $186.3 million, net of issuance costs of $2.5 million. On April 7, 2009, as a result of the Rights Offering and conversion of the Series A Preferred Stock and the related accumulated dividend, the Company issued 23,825,900 shares of common stock at an aggregate par value of $2,383. The $235.8 million in excess value of the common stock issued over the par value, net of issuance costs, was recorded to additional paid-in capital.

6. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) available to common stockholders per share computations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2010	2009	2010	2009
Basic:
Income (loss) available to common stockholders	$(7,034)	$52,200	$(6,851)	$123,179
Weighted-average common shares outstanding	25,906,300	25,074,936	25,906,300	16,697,942
Income (loss) available to common stockholders per share, basic	$(0.27)	$2.08	$(0.26)	$7.38
Diluted:
Income (loss) available to common stockholders plus assured conversions	$(7,034)	$52,200	$(6,851)	$132,662
Weighted-average common shares outstanding	25,906,300	25,074,936	25,906,300	16,697,942
Effect of dilutive securities:
Common stock equivalents	—	68,331	—	19,289,149
Diluted weighted-average common shares outstanding	25,906,300	25,143,267	25,906,300	35,987,091
Income (loss) available to common stockholders per share, diluted	$(0.27)	$2.08	$(0.26)	$3.69

Basic income (loss) available to common stockholders per share is calculated using the weighted-average common shares outstanding during the period. Common equivalent shares from stock options, restricted stock awards and warrants, using the treasury stock method, are included in the diluted per share calculations unless their effect of inclusion would be antidilutive. Income (loss) available to common stockholders plus assured conversions is calculated as the basic income (loss) available to common stockholders plus dividends paid on Series A convertible cumulative preferred stock. Potentially dilutive securities were not included for the three and nine months ended September 30, 2010, as to do so would have been antidilutive.

The common stock equivalents not included in the computation of diluted income available to common stockholders per share, because to do so would have been antidilutive, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Common stock equivalents:
Stock options	4,659,010	4,663,215	4,873,022	1,762,718
Restricted stock awards	579,362	814,859	642,771	84,877
Warrants	45,127	45,255	45,169	45,373

7. Segment Reporting

The Company has two reportable segments: World and North American. World provides long-range passenger and cargo charter and ACMI air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and ACMI air transportation serving the U.S. Government, tour operators, and other airlines. The Company operates and manages World and North American as distinct operating segments, and prepares separate financial statements for each that are reviewed by senior management at the Company, as well as the chief operating officer and other management at the relevant operating company level.

7. Segment Reporting (continued)

The Company evaluates performance and allocates resources based on profit or loss by segment performance and by operations. Intersegment sales are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment sales. Selected financial data by segment is set forth below (in thousands):

	Three Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$204,006	$82,457	$—	$286,463
Intersegment revenues	169	—	7,502	7,671
Depreciation and amortization	13,996	7,386	201	21,583
Total operating expenses	207,257	75,768	(397)	282,628
Operating income (loss)	(3,251)	6,689	397	3,835
Interest income	499	150	1	650
Interest expense	(8,653)	(4,267)	1,436	(11,484)
Loss on investment	—	—	(882)	(882)
Income tax (benefit) expense	(4,225)	1,063	957	(2,205)

	Nine Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$621,731	$255,275	$—	$877,006
Intersegment revenues	465	—	21,792	22,257
Depreciation and amortization	38,726	19,998	552	59,276
Total operating expenses	605,476	243,199	166	848,841
Operating income (loss)	16,255	12,076	(166)	28,165
Interest income	1,524	798	3	2,325
Interest expense	(24,622)	(11,750)	1,268	(35,104)
Loss on investment	—	—	(2,188)	(2,188)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax (benefit) expense	(1,730)	714	(922)	(1,938)

7. Segment Reporting (continued)

	Three Months Ended September 30, 2009
	World	North American	All Other	Consolidated Total

Revenues from external customers	$148,227	$98,857	$—	$247,084
Intersegment revenues	26	65	4,942	5,033
Depreciation and amortization	11,492	5,537	24	17,053
Asset impairment and aircraft retirements	3,530	—	—	3,530
Total operating expenses	164,097	88,468	(885)	251,680
Operating income (loss)	(15,870)	10,389	885	(4,596)
Interest income	1,575	219	2	1,796
Interest expense	(8,682)	(4,308)	(6,244)	(19,234)
Gain on investment	—	—	9,500	9,500
Income tax (benefit) expense	(16,727)	3,460	(52,178)	(65,445)

	Nine Months Ended September 30, 2009
	World	North American	All Other	Consolidated Total

Revenues from external customers	$470,472	$291,907	$—	$762,379
Intersegment revenues	98	546	16,781	17,425
Depreciation and amortization	37,798	15,524	72	53,394
Asset impairment and aircraft retirements	4,215	—	—	4,215
Total operating expenses	509,447	249,744	(785)	758,406
Operating income (loss)	(38,975)	42,163	785	3,973
Interest income	2,952	873	16	3,841
Interest expense	(26,704)	(13,788)	(6,088)	(46,580)
Gain on investment	—	—	51,000	51,000
Gain on debt extinguishment	—	—	85,305	85,305
Income tax (benefit) expense	(30,183)	11,891	(18,180)	(36,472)

One customer comprised 10% or more of the Company’s total operating revenues as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
U.S. Air Force (USAF) Air Mobility Command:
World	$160.6	$106.0	$500.8	$346.7
North American	73.4	94.1	239.2	280.6

8. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans for officers and key employees of the Company, including the Company’s Board of Directors (Management Plans). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. During the nine months ended September 30, 2010 and September 30, 2009, $3.9 million and $1.8 million, respectively, of stock-based compensation expense were charged to operations. In June 2010, the compensation committee of the Board of Directors approved a plan to accelerate the vesting of certain of the Company’s equity awards in the event that an initial public offering of common stock is consummated on or before September 30, 2011, so that two-thirds of such awards will be vested upon consummation of the initial public offering and the remaining one-third will vest on the first anniversary of the consummation of the initial public offering. If the initial public offering is consummated after September 30, 2011, the vesting of the equity awards will be accelerated so that the remaining unvested portion of such awards vest upon consummation of the initial public offering.

9. Fair Value Measurements

The estimated fair values of cash and cash equivalents and restricted cash approximate their carrying values due to their short-term nature. The fair values of the Company’s debt instruments approximate their carrying value as of December 31, 2009 and September 30, 2010.

10. Commitments and Contingencies

World’s Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 36% of the total workforce at World, are represented by the International Brotherhood of Teamsters (the IBT), and are subject to a collective bargaining agreement which became amendable on March 1, 2009. On November 3, 2008, World received a “Section 6” Notice under the Railway Labor Act which is used to initiate negotiations.

World’s Flight Attendants: World’s flight attendants, representing approximately 36% of World’s employees, are subject to a collective bargaining agreement which will become amendable in September 2012.

The flight attendants employed by World participate in a multiemployer defined benefit pension plan affiliated with the International Brotherhood of Teamsters. The plan’s actuary has certified that the plan is in critical status, determined in accordance with current pension plan funding rules. This means that the multiemployer plan has funding or liquidity problems, or both. As a result, the Company’s obligations to the multiemployer plan have increased in the form of a 5% surcharge on its contributions and may be subject to further increases in the future. In addition, in the event of our partial or complete withdrawal from this multiemployer plan at a time when it is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits. In the event that any other contributing employer withdraws from the multiemployer plan at a time when it is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits.

North American’s Cockpit Crewmembers: On April 25, 2008, North American announced that its pilots, who are represented by the IBT Local 747 and account for approximately 24% of the total workforce of North American, ratified a 54-month contract, which took effect on May 1, 2008. Since then, after submitting an application on September 22, 2009 to the United States National Mediation Board (NMB) disputing their representation by the IBT, a vote was cast and the majority of the North American Cockpit Crewmembers voted in favor of being represented by ALPA. The decision was certified and ALPA became the official labor representative of the North American Cockpit Crew Members effective the end of the fourth quarter of 2009.

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election among North American’s flight attendants. Flight attendants comprise approximately 39% of employees at North American. On

10. Commitments and Contingencies (continued)

August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations between North American and the IBT began in 2006 and are ongoing.

Guarantees: Global guaranteed ATA’s obligations as lessee in connection with a number of ATA’s aircraft leases. The Company has settled all but one of the lessor claims. The remaining outstanding lessor has filed a lawsuit in New York State court on February 9, 2009 claiming damages including stipulated return condition requirements in the lease, loss of rental income and other damages. The plaintiff is seeking damages of approximately $0.3 million plus interest on the lease and up to $35.0 million less either (i) the present discounted value of the aggregate fair market rental value for the remainder of the lease term or (ii) the fair market sale value of the aircraft. The outcome of the litigation is pending and cannot be predicted and is dependent upon many factors beyond the Company’s control. The Company and the lessor continue to negotiate the terms of a settlement notwithstanding the lawsuit. Based on this negotiation, the Company believes that a cash settlement is possible with this lessor related to stipulated return condition requirements in the lease, loss of rental income and other damages incurred by the lessor.

As of September 30, 2010, the Company has accrued its best estimate for this unsettled claim. This estimate is based on a combination of factors including experience in settling similar claims, settlement negotiations with the plaintiff, an evaluation of defenses available to the Company, mitigation obligations of the plaintiff, advice from outside counsel with respect to the probability of loss, and any range of possible loss, and a damages analysis prepared by a third party expert. With respect to interest on recoverable damages, the lease provides a range of annual interest rates of 8.25% to 9.64% applicable to the various amounts owed under the lease. The Company has evaluated alternative methods of calculating interest which may be recoverable under the provisions of the lease and under applicable law. The appropriate rate of interest to be applied, and the methodology used to determine interest, are also in dispute in the litigation.

Litigation: In the ordinary course of business, the Company is party to various legal proceedings and claims which management believes are incidental to the operation of Global’s businesses. Global believes that the outcome of its outstanding litigation will not have a materially adverse effect on the Company’s results of operations, cash flows or financial position.

On June 11, 2008, the ATA bankruptcy estate (“ATA”) filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, against FedEx for breach of a three-year contract with ATA for military flying (the “FedEx Team Contract”).  FedEx thereafter filed a countersuit for damages in excess of $75,000 for ATA’s failure to perform (after cessation of operations) the FedEx Team Contract.  The counterclaim is solely posed against ATA and does not affect us or our operating subsidiaries.  On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages at $94.0 million.  This estimate included $66.0 million in lost military profits (for a portion of 2008 and all of FY 2009) under the FedEx Team Contract and $28.0 million in damages ATA incurred in acquiring a number of DC-10 aircraft to support the FedEx Team Contract (the “DC-10 Claim”).  On September 16, 2010, the court preliminarily granted FedEx’s motion in limine to exclude ATA’s DC-10 Claim.

On October 19, 2010, following a six day trial, a federal jury returned a verdict against FedEx and awarded ATA 100% of its $66.0 million claim for breach of contract and dismissed FedEx’s counterclaim in its entirety.  The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages.  On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest.  On November 18, 2010, FedEx filed three post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial.  The filing of post trial motions extends FedEx’s time in which to file an appeal (for 30 days after the court’s entry of an order disposing all motions).  ATA is expected to file a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 Claim for $28.0 million).

10. Commitments and Contingencies (continued)

Pursuant to ATA’s Chapter 11 Plan approved by the U.S. Bankruptcy Court, 85% of any damages recovered by ATA from FedEx will be distributed to the Company, 7.5% will be distributed to former ATA employees and 7.5% will be distributed to certain ATA unsecured creditors.

FedEx filed a counterclaim against ATA for breach of contract seeking damages in excess of $75,000. No amounts, receivable or payable, have been accrued within the Company’s accompanying consolidated financial statements for any potential damages.

Fuel Purchase Agreements: From time to time, in the normal course of business, the Company enters into fuel contracts. These contracts may include a fixed spread to a base fuel rate and a minimum purchase requirement. The Company has determined that certain fuel contracts meet the “Normal Purchases and Sales” requirements of ASC 815, Derivatives and Hedging and therefore are not accounted for as derivative instruments.

War-Risk Insurance Contingency: As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general.

Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through December 31, 2010.

The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to the Company’s operating expense or may not be obtainable at all, resulting in an interruption to its operations.

Other: World Risk Solutions was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs and better loss control practices for the Company. World Risk Solutions underwrites certain risks mainly associated with the Company’s aircraft.

11. Related Parties

As of September 30, 2010, MatlinPatterson owned approximately 92% of the outstanding shares of the Company’s common stock. Four of Global’s directors serve in various executive capacities at MatlinPatterson or one of its affiliates.

World had an ACMI contract with Arrow, Inc. (Arrow), an airline which is indirectly majority owned by other investment partnerships for which MatlinPatterson Global Advisers LLC acts as investment manager. The contract expired on May 4, 2010. For the nine months ended September 30, 2010, the Company reported $6.1 million in revenues from Arrow.

The Company paid $3.0 million to Gleacher & Company, Inc. (formerly Broadpoint Gleacher Securities Group Inc.) through its subsidiary Broadpoint Capital, Inc. for investment, advisory and placement agent services in connection with the restructuring of its debt during the year ended December 31, 2009. The same person or entity that ultimately controls MatlinPatterson Global Advisers LLC, which is the investment manager of the entities that indirectly control the Company’s majority stockholder, indirectly controls an investment partnership that indirectly owns a significant interest in Gleacher.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a provider of customized, non-scheduled passenger and cargo air transport services, offering our customers a wide range of aircraft types, configurations, payloads and capabilities. We provide our services through our two operating air carriers, World and North American, which represent our two business segments. As of September 30, 2010, our combined fleet consisted of 29 wide-body and narrow-body leased aircraft, which support our two primary business lines: (1) military, which includes both passenger and cargo services, and (2) commercial cargo air transport service. We also offer passenger charter services to customers in specialty markets, such as providing supplemental peak capacity for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. Our two primary lines of business combine the recurring revenue base of our established military business with the growth opportunities provided by our commercial cargo services.

We are the largest provider of military transport services in the AMC international program and have been flying for the military since 1952. Our contracts with the military contain cost-plus pricing and are not bid based on price but rather are awarded based on team entitlement and are priced using the average cost of all participating air carriers, weighted by flights flown in the AMC international program, plus a fixed operating margin. We are compensated on a per mission basis based on the mission’s route and the aircraft type employed, at a fixed rate, regardless of the number of passengers or tons of freight actually flown.

Our business model generally insulates our profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expenses for an air carrier. Under our military contracts and most of our commercial passenger and cargo charter arrangements, our customers are responsible for the cost of jet fuel. For both the nine months ended September 30, 2010 and the fiscal year ended December 31, 2009, approximately 96% of our block hours were flown under either military or ACMI arrangements, in which the customer assumed the risk of fuel price volatility.

We were incorporated on January 26, 2006 under the name New ATA Holdings, Inc. and acquired a controlling interest in ATA on February 28, 2006, the effective date of ATA’s reorganization. On August 14, 2007, we acquired World Air Holdings, Inc., the parent company of World and North American. The acquisition of World Air Holdings, Inc. was accounted for using the purchase method of accounting and the results of World Air Holdings, Inc. have been included in our consolidated financial statements since August 14, 2007. Immediately following the 2007 acquisition, we had three major subsidiaries, ATA, World and North American, that each specialized in military passenger or cargo transport. In addition, ATA and North American historically operated in various scheduled service and charter passenger service markets, while World operated in passenger charter and ACMI cargo markets.

On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 3, 2008, ATA discontinued all business operations and terminated the majority of its employees and began conducting an orderly liquidation of its assets and has now wound down the majority of its existing bankruptcy estate. As a result of the bankruptcy filing, beginning on April 3, 2008, we ceased consolidating the results of operations and financial position of ATA in our consolidated financial statements. As of this date, we adopted the cost method of accounting for ATA. We determined that our net investment in ATA under the cost method was $17.8 million as of April 3, 2008, and that this investment was fully impaired. The ATA bankruptcy estate trust has been consolidated in our consolidated financial statements since August 2009 due to our primary beneficial interest in the estate. On June 11, 2008, the ATA bankruptcy estate filed suit in the Federal District Court of Indiana against FedEx. On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages to be $94.0 million. The estimate was based on lost military profits of $66.0 million arising from the FedEx contract, and $28.0 million in losses associated with ATA’s acquisition of DC-10 aircraft in order to fulfill its obligations under the FedEx contract.

On September 16, 2010, FedEx’s motion to exclude the ATA bankruptcy estate’s claim for approximately $28.0 million in damages for the DC-10 aircraft purchase was granted. On October 19, 2010, a federal jury returned a verdict against FedEx and awarded the ATA bankruptcy estate $66.0 million in damages. On FedEx’s counterclaim, the jury found against FedEx. The Company anticipates FedEx will file a post-trial motion during the fourth quarter of 2010, to set aside the verdict and if unsuccessful in its post-trial motion, thereafter will file a notice of appeal. The ATA bankruptcy estate is also entitled to file an appeal (or a cross-appeal as applicable) seeking to reverse the court’s ruling disallowing the ATA bankruptcy estate’s DC-10 damages claim for approximately $28.0 million. Pursuant to ATA’s Chapter 11 Plan approved by the U.S. Bankruptcy Court, 85% of any damages recovered by ATA from FedEx in the FedEx litigation will be retained by the ATA estate and subsequently distributed to the Company, and 15% must be used to pay former ATA employees and creditor beneficiaries of ATA. FedEx filed a counterclaim against ATA for breach of contract seeking damages in excess of $75,000. No amounts, receivable or payable, have been accrued within the Company’s accompanying consolidated financial statements for any potential damages.

In May 2008, North American ceased scheduled service operations and moved capacity to its military business line to take advantage of increased demand in the military passenger business.

Operating Revenue

Military Passenger and Cargo Revenue. Our military revenues are derived from mission awards from the Air Mobility Command, or AMC. World operates both passenger and cargo missions for the AMC international program while North American operates only passenger missions. Revenue earned from each mission award is primarily based on the product of:

•                  the relevant rate paid per seat mile or ton mile per aircraft category, or Effective Rate (formerly known as the Line Haul Rate), multiplied by

•                  the number of seats or tons contracted for purchase by the AMC for each aircraft type, or Allowable Cabin Load, multiplied by

•                  mission miles, which are calculated flight miles based on awarded routing.

Because our revenues are based on the Allowable Cabin Load, the revenue we earn is not affected by the number of troops or tons of freight we transport. Under our contract with DOD, we are paid on a cost-plus basis in which we receive a fixed rate per mission based on the route and aircraft type. The fixed rate is calculated using the average costs of all participating air carriers, weighted by flights flown in the AMC international program. The AMC sets the fixed rate for each fiscal year using cost data for a 12-month period ending 15 months prior to the start of such fiscal year as adjusted following consultation with the air carrier, multiplied by a weighted composite price index to account for cost increases or decreases in the industry. As a result, the actual operating costs of our military business may exceed the fixed rate, although those higher actual operating costs will provide the basis for the fixed rate used for missions flown in the following contract year.

Our contracts for passenger and cargo missions under the AMC international program are one-year contracts with rates based on the average costs of all participating air carriers, weighted by flights flown in the AMC international program, plus a fixed operating margin that the AMC sets annually. The fiscal year 2011 AMC rates will be down by 6.8% for large category passenger aircraft, 7.1% for medium category aircraft, and 3.0% for our large category freighter aircraft as compared to the fiscal year 2010 rates.   This is mainly due to a combination of lower costs from the carriers, changes in the AMC’s allowable carrier costs, and negative inflation from industry and trade association cost indices used in the process.  We have just begun the process of evaluating the effect of the new rates on our 2011 business plan; however, we expect that our AMC operating margins will be reduced.  We have a number of initiatives currently underway to streamline our operations and reduce our unit costs, which we would seek to accelerate to minimize margin erosion from reduced AMC rates. The fiscal year 2011 rates become effective

January 1, 2011. For additional information please see our risk factor entitled “We are highly dependent on revenues from our participation in the AMC international program, which are derived from one-year contracts that the DOD is not obligated to renew. If our revenues from this business decline from current levels, whether due to decreased demand, termination, non-renewal, modification or otherwise, it could have a material adverse effect on our business, financial condition and results of operations” appearing on page 23 of our Registration Statement on Form S-4 filed November 8, 2010.

The AMC also reimburses us for our fuel costs. Fuel costs are included in the calculation of the relevant Effective Rate through the inclusion of a Fuel Peg Rate mechanism, which is determined based on a weighted average forecast of commercial and Department of Defense (DOD) fuel prices, including into-plane fees and taxes. The weighted average forecast for fuel prices varies between our military passenger and military cargo operations due to the relative mix of sources of fuel accessed to service each of the respective operations. While the price we pay for fuel may affect our revenue from award to award, changes in fuel prices do not materially affect our results of operations due to the military’s monthly fuel price reconciliation process. Each month, the military compares the actual fuel prices we paid for missions during the previous month with the Fuel Peg Rate used in the calculation of the relevant Effective Rate. In instances where we overpaid, the military reimburses us the difference, and in instances where we underpaid, we reimburse the military for the difference. Operating income may be incrementally affected, positively or negatively, by a change in the Fuel Peg Rate due to the cost-plus nature of the Effective Rate calculation.

We analyze the performance of our military business based on block hours flown and block hour rates earned. A block hour is the time interval from an aircraft’s departure from one terminal to its arrival at another. We calculate the block hour rate by dividing total operating revenue by the total block hours flown for a period.

Commercial Cargo and Passenger Revenue. Our commercial revenues are principally driven by overall macroeconomic trends that affect cargo and passenger demand, capacity available in the markets in which we compete and general pricing dynamics. World operates both commercial cargo and passenger services while North American operates only passenger services.

We provide our services through two contract structures: ACMI contracts and full service contracts. ACMI contracts are aircraft operational arrangements whereby we provide the aircraft, crew, maintenance and insurance to a customer for a fee that is generally based on the expected block hours multiplied by a block hour rate. An ACMI contract includes a minimum block hour commitment per month over the term of the contract, which is typically one year. In contrast, a full service contract is an aircraft operational arrangement whereby we provide the aircraft, crew, maintenance, insurance, fuel, landing, ground handling and other necessary operating services to a customer for a single fee that is either based on a fixed fee or a fee based on block hours multiplied by a block hour rate. Full service contracts generally involve higher rates than ACMI contracts because of the full array of services paid for by us, such as fuel, and in turn provided to the customers. Due to this price differential per block hour, the mix of full service and ACMI block hours flown in any period can affect our period-over-period commercial revenue results. An increase in relative full service block hours flown will generate higher commercial revenue, all else equal. A decrease in relative full service block hours flown will have the converse effect. The mix of full service and ACMI block hours will not have a similar effect on operating income, however, because of the greater operating expenses we incur with respect to full service contracts.

Since our ACMI customers are responsible for fuel costs, our commercial ACMI revenues are not directly affected by fuel price changes. However, a significant increase in fuel prices could have an adverse effect on demand for the use of our aircraft. Our commercial full service revenues are fuel price sensitive (although operating income is much less so), as we generally increase or decrease full service block hour rates to reflect the fuel costs in our pricing model. Our full service contracts generally will have a block hour rate adjustment provision to mitigate losses created by differences between the fuel prices stated in the contract and the actual fuel price paid by us.

We also analyze the performance of our commercial cargo and passenger businesses based on block hours flown and the block hour rate earned.

Scheduled Service Revenue. Scheduled service revenue historically included revenue derived from scheduled services operated by ATA, which ceased business operations on April 3, 2008, and by North American, which discontinued scheduled service in May 2008. Through 2009, North American continued to recognize some scheduled service revenue related to expired tickets, which typically expire 12 months after purchase if unused. At expiration, the value of the tickets is recorded as earned revenue.

Other Revenue. Other revenue primarily consists of revenue generated from the rebill to our customers of operating costs incurred by us under ACMI contracts. We refer to this as “ACMI rebill revenue.” We promptly rebill our ACMI customers when we purchase certain products or services on behalf of our ACMI customers, such as fuel, ground handling or catering, as necessary in certain circumstances or to expedite operations. In 2009, ACMI rebill revenue was less than 7% of our total ACMI revenue. Subservice events refer to flights where we are paid by our customer, but classify the amounts payable as other revenue because we have contracted the operation of the flight to another air carrier due to capacity constraints, aircraft maintenance events, or scheduling conflicts.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes all fuel costs incurred by us under our military and full service commercial contracts. In addition, in certain circumstances, we purchase fuel for our ACMI commercial customers and subsequently rebill them. Aircraft fuel expense is a variable cost; however, our fuel price volatility exposure is limited to our full service commercial contracts. At times, we have experienced temporary favorable and unfavorable fluctuations in working capital due to the timing of significant fuel price changes and reimbursement for these costs. For the nine months ended September 30, 2010 and the year ended December 31, 2009, 96% and 96%, respectively, of our block hours were flown under military or ACMI commercial contracts providing for our actual fuel costs to be paid or reimbursed by our customers.

Aircraft Rentals. Aircraft rentals include aircraft and engine rent expense under our various operating leases for aircraft and spare engines. These costs are generally fixed for the duration of the leases. Aircraft rentals can also include certain supplemental rents paid to fund future maintenance events, commonly referred to as maintenance reserves. In circumstances where we determine a maintenance reserve will not be refundable to us, or paid to us to fund scheduled maintenance events or meet aircraft redelivery requirements, we record those payments to the lessor as aircraft rentals.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense includes the cost of repairing our aircraft, which includes the repair or replacement of parts as appropriate, certain scheduled airframe maintenance events, company and contract labor for maintenance activities, line maintenance and other non-capitalized direct costs related to fleet maintenance, including short-term spare engine leases, loan and exchange fees for spare parts, and shipping costs. It also includes the engine usage costs incurred under hourly engine maintenance agreements, which we have for certain of our aircraft. These agreements require us to pay monthly fees to the vendor based on a specified rate per engine flight hour, in exchange for the vendor’s performance of overhauls and maintenance as required. Also included in maintenance, materials and repairs expense is the cost of our maintenance employees including their benefits. We generally view a large portion of our maintenance, materials and repairs expense as a variable cost.

Flight Operations. Flight operations expense includes the wages and benefits paid to our pilots, training costs for our personnel, flight operations management functions and our hull insurance expense. We generally view the non-salary portion of flight operations expense as a variable cost. Our pilots are represented by collective bargaining agreements, and as such, their wages and benefits are generally fixed, although we have some flexibility to adjust staffing levels.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense includes the costs incurred at airports to land and service our aircraft and to handle passenger check-in, security, cargo, and baggage. It also includes navigation fees, which are incurred when our aircraft fly through certain foreign air space and are paid to the relevant foreign authorities, and all aircraft and traffic servicing employee costs and benefits for line and management functions such as ground operations. The non-salary portions of aircraft and traffic servicing expenses are variable costs. We typically do not incur aircraft and traffic servicing expenses under ACMI contracts.

Passenger Services. Passenger services expense includes the wages and benefits paid to our flight attendants, training costs for our personnel, on-board costs of meal and beverage catering for our non-ACMI commercial departures, passenger liability insurance and passenger services management functions, such as flight attendant management. In addition, these expenses include passenger fees and costs incurred for mishandled baggage and costs related to compensation for passengers who have been inconvenienced due to flight delays or cancellations. We generally view the non-salary portion of passenger services expense as a variable cost based on the number of aircraft we operate and block hours flown by us. Our flight attendant groups are represented by collective bargaining agreements, and as such, their wages and benefits are generally fixed, although we have some flexibility to adjust staffing levels.

Crew Positioning. Crew positioning expenses are primarily the cost of air and ground transportation and hotels incurred to position crewmembers in locations around the world from which they can operate their flights and then return to their home bases. World’s crews are home-based throughout the United States, while North American’s crews are based at John F. Kennedy (JFK) International Airport in New York. These are variable costs.

Selling and Marketing. Selling and marketing expenses primarily include the commissions we pay to Alliance team members as compensation for military missions we operate that were awarded to our team based on their AMC entitlement points. These commissions are negotiated as a percentage of the revenue we earn from those military missions. We pay these commissions monthly. We consider commissions as a variable cost. Selling and marketing expenses also include salaries, wages and benefits and professional fees related to our selling and marketing functions and advertising and product marketing activity. These are mainly variable costs.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframe and engines, capitalized engine overhauls and related life limited parts, referred to as LLPs, and certain scheduled airframe and landing gear maintenance events, leasehold improvements, and rotable parts for all fleet types, together with our property and equipment. Amortization reflects the periodic expensing of the recorded value of our definite-lived intangible assets. These are fixed costs.

General and Administrative. General and administrative expenses principally include corporate and management’s salaries, wages and benefits, professional fees, including legal and accounting, the cost of general insurance policies, such as workers’ compensation insurance, and rent and facility costs. Also included in general and administrative expense is the cost of certain contingent liability provisions, including our guarantees of ATA leasing obligations. These are fixed costs.

Asset Impairment and Aircraft Retirements. Asset impairment and aircraft retirements include all identifiable costs relating to impaired assets, both tangible and intangible, as well as costs associated with the retirement of aircraft and engines. For discussion regarding impairment testing, see “Critical Accounting Policies and Estimates” below.

Other Expenses. Other expenses primarily include the expense related to subservice events and customer reimbursement for damaged cargo. Other expenses are generally variable in nature.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.

Certain significant accounting policies used in the preparation of the financial statements require us to make difficult, subjective or complex judgments and thus we consider these critical accounting policies. We have identified the following as critical accounting policies.

Accounting for Long-Lived Assets. As of September 30, 2010, we had $146.2 million of net property and equipment and $173.4 million of definite-lived net intangible assets on our balance sheet. Generally, our property and equipment is depreciated to residual values over their estimated useful service lives using the straight-line method. Leasehold improvements and rotable parts related to our aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is less. Our facilities and ground equipment are generally depreciated over three to seven years. Definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

We evaluate our long-lived assets by segment, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the book value of the asset may not be recoverable. In testing for impairment, we compare the undiscounted estimated future cash flows from the expected use of those assets to their net book value to determine if impairment is indicated. Assets deemed impaired are written down to their estimated fair value through a charge to earnings. Fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information. This requires the exercise of significant judgment and the preparation of numerous significant estimates.

We record asset impairments and aircraft retirement (or return) charges based on operational needs and specific, non-recurring events. To date these non-routine impairments have not been required on a regular basis but rather on an infrequent basis under unusual circumstances. In 2009, impairment charges were recorded related to damage caused by a hard landing of an aircraft and by the early return of two DC-10 freighters due to a decline in air cargo demand associated with the increase in fuel prices and economic recession in 2008 and 2009.

In accordance with ASC 360, Property, Plant and Equipment and the AICPA Audit and Accounting Guide: Airlines, when impairment indicators are present, we assess the aircraft and aircraft-related assets for recoverability and record impairment charges as appropriate. Such impairment indicators have included management’s commitment to permanently ground an aircraft and damage caused to an aircraft.

When impairment indicators are present and aircraft or aircraft-related assets are tested for recoverability, an assessment is also made to determine if it is necessary to adjust the remaining useful lives and salvage values of such assets, regardless of whether an impairment charge is recorded.

The actual aircraft asset impairment charges recorded in the periods presented resulted in the assets being written down to zero or to their salvage values, and management determined no adjustments to useful lives of other aircraft within its fleet were required.

As part of our business strategy, we have an on-going initiative to simplify our fleet. In 2009, we began to replace and retire DC-10 passenger and freighter aircraft. Currently, we are evaluating the retirement of our remaining DC-10 aircraft subject to passenger requirements from the military and the availability of more efficient replacement aircraft. To date, our evaluation has included commercial discussions with our DC-10 lessor to determine the financial impact associated with the early termination of our DC-10 aircraft leases. As of September 30, 2010, the net book value of our DC-10 aircraft and related rotables and parts inventory was approximately $17.9 million. In addition, we are obligated to make minimum payments for engine support over the life of such aircraft leases. As of September 30, 2010, the net present value of the DC-10 related lease payments was $12.0 million. In the event we elect to retire our DC-10 aircraft prior to the expiration of their respective leases, we expect to reduce the net book value of the assets to salvage value and to expense the net present value of the DC-10 related lease payments. The net present value of the DC-10 related leased payments may be offset by revenue generated by subleasing or selling the engines. As of the date hereof, no indicators of impairment have been noted which would cause us to believe that the carrying value of these aircraft is unrecoverable.

Indefinite-Lived Intangible Assets. We do not amortize our indefinite-lived intangible assets. We test the book value of our intangible assets for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have incurred, on an interim basis. This requires the exercise of significant judgment and the preparation of numerous estimates.

Airframe and Engine Maintenance and Lease Requirements. The cost of major engine overhauls for fleet types not covered under a maintenance agreement, and the cost of certain overhauls related to heavy airframe, engine, LLPs, landing gear and auxiliary power units, which we refer to as APUs, for all fleet types, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft calendar limits, for both owned and leased aircraft. We have maintenance agreements for certain items, such as engines, which require us to pay a monthly fee per engine flight hour in exchange for major overhaul, spares, and maintenance of those engines. We expense the cost per flight hour under these agreements as incurred. Under certain of our aircraft and engine leases, we are required to make periodic maintenance reserve payments to lessors for certain future maintenance work such as airframe, engine, LLP, landing gear and APU overhauls. In addition, under our aircraft and engine leases, we are required to return the airframes, engines, LLP, landing gear, and APUs to the lessors in a specified maintenance condition at the end of the lease (return condition). If the return condition is not met, the leases generally require us to provide financial compensation to the lessor. Under certain leases, the maintenance reserve deposits are not refundable to us. Consequently, we periodically review the balances of the maintenance reserve deposits and write off any amounts that are no longer probable of being used for maintenance. We have adopted the provisions of EITF 08-3, “Accounting by Lessees for Non-Refundable Maintenance Deposits,” which became effective on January 1, 2009. In determining whether it is probable that maintenance deposits will be used to offset the liability for future maintenance costs, we consider the condition of the aircraft, including but not limited to the airframe and engines, and the projected future usage of the aircraft based on our business and fleet plans. For the nine months ended September 30, 2010 and 2009, we expensed $2.6 million, and $7.8 million, respectively, of non-refundable maintenance reserve payments on certain aircraft leases where we determined that it was not probable that payments would be used to offset the liability for future maintenance costs.

In June 2008, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus in Issue No. 08-3 (EITF 08-3), included in Accounting Standards Codification (ASC 840-10), pertaining to maintenance deposits under certain equipment lease agreements, whereby a lessee is legally or contractually responsible for repair and maintenance of the leased asset throughout the lease term. Additionally, certain lease agreements include provisions requiring the lessee to make deposits to the lessor to financially protect the lessor in the event the lessee does not properly maintain the leased asset. This issue applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. The accounting by lessees for maintenance deposits was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of ASC 840-10 effective January 1, 2009. The cumulative effect of the change in accounting for nonrefundable maintenance deposits as of January 1, 2009 increased our maintenance deposits by $7.3 million, increased our long-term deferred tax liabilities by $2.7 million and decreased our accumulated deficit by $4.6 million, net of tax.

If an operating lease has return conditions, our policy is to accrue and expense ratably the return condition costs once they are estimable and probable. We recognized $1.4 million, and $0.6 million of return condition expense as part of maintenance, materials and repairs expense in our consolidated statement of operations for the nine months ended September 30, 2010, and 2009, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Under this method, we recognize deferred income taxes based upon the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured through the application of current enacted tax rates. When necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of a valuation allowance.

Our income tax provisions are based on calculations, estimates, and assumptions that are subject to potential examination by the Internal Revenue Service (IRS) and other taxing authorities. Although we believe the positions taken on previously filed tax returns are reasonable, we have established tax and interest reserves in recognition that taxing authorities may challenge the positions we have taken, which could result in additional liabilities of both taxes and interest. We review and adjust these reserves as circumstances warrant or as events occur that affect our potential liability, such as the lapsing of applicable statutes of limitation, conclusion of audits, a change based upon current calculations, identification of new issues, releases of administrative guidance or the rendering of a court decision affecting a particular issue. Any adjustment to the tax provision would be made in the period in which the facts that gave rise to the change become known.

We adopted the provisions of ASC 450, Contingencies, on January 1, 2007. We developed and implemented a process, consistent with ASC 450 and ASC 740, Income Taxes, to ensure that uncertain tax positions are properly identified, recognized, and measured in our financial statements. We adopted ASC 805, Business Combinations, effective January 1, 2009. As such, the total unrecognized income tax benefits as of December 31, 2008, if recognized in future periods, will be recorded through income tax expense and will impact our effective tax rate.

Stock-based Compensation. On June 29, 2009, we approved certain new equity awards to certain employees under a 2009 Long-Term Incentive Plan that replaced awards granted under previous plans adopted in 2006 and 2007. This Plan allows us to grant incentives to employees in the form of incentive stock options, nonqualified stock options, restricted stock awards and various other performance awards. We accounted for the cancelled and replaced awards as modifications of existing awards with the new incremental fair value recognized over the vesting period beginning in the third quarter of 2009. In June 2010, the compensation committee of the board of directors approved a plan to accelerate the vesting of all awards currently outstanding under the 2009 Long-Term Incentive Plan, which we refer to as LTIP, in the event that our initial public offering of common stock is consummated on or before September 30, 2011 so that two-thirds of the total shares subject to each award will be vested upon consummation of the initial public offering and the remaining one-third will vest on the first anniversary of the consummation of the initial public offering. We will recognize stock-based compensation expense upon the acceleration of vesting of these awards. If the offering were completed in December 2010, we estimate we would recognize approximately $9.5 million of expense related to the acceleration of the unamortized compensation on these awards in the first quarter of 2011.

We measure the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of the awards. Options under each plan were granted with an exercise price not less that the market price at the grant date. None of our grants include performance-based or market-based vesting conditions. We estimate the fair value of stock option awards on the date of grant using a modified Black-Scholes option-pricing model, which requires us to make assumptions, some of which are subjective, including risk-free interest rate, stock price volatility and expected life of the options.

Our assumption of the risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. We base our stock price volatility assumptions on historical volatilities of comparable air carriers whose shares are traded using monthly stock price returns equivalent to the contracts term of the option. The expected life of the options is determined based upon an assumption that the options will be exercised evenly from vesting to expiration. As of September 30, 2010, we had $12.4 million of total unrecognized compensation costs related to stock-based compensation arrangements. We expect to recognize this expense over a weighted-average period of 2.81 years.

Key Factors Affecting Results for the Three and Nine Months Ended September 30, 2010

Several factors influenced our results for the three and nine months ended September 30, 2010 and the comparison to the corresponding periods in 2009:

Shift in Military Passenger Demand. During the third quarter of 2010, the military continued to request higher capacity aircraft to accommodate troop movements. As a result, our larger DC-10 and MD-11 aircraft, at World, operated more passenger block hours and our smaller B767 and B757 aircraft, at North American, operated fewer passenger block hours for the military compared to the third quarter of 2009. Overall, our consolidated revenue was positively affected for the three and nine months ended September 30, 2010 due to the higher per block rates paid by the military for the larger aircraft.

Strong Military Cargo Demand. During the third quarter of 2010, we continued to experience strong demand for our MD11 and B747-400 freighter aircraft from AMC. During the nine months ended 2010, this positive trend was driven primarily by a larger AMC market and during the third quarter ended September 30, 2010, it was driven primarily by a larger market share compared to 2009.

Improvement in Commercial Cargo Demand. In the third quarter of 2010, we experienced a continued improvement in commercial cargo demand compared to 2009. Improvement in revenue was driven by both higher block hours and higher yields.

Weak Commercial Passenger Demand. During the third quarter of 2010, we continued to experience weak demand for commercial passenger service compared to 2009. The expiration of the SonAir ACMI program at the end of May was the primary reason for lower hours in the third quarter of 2010 compared to 2009.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 17% and 35% higher for the three and nine months ended September 30, 2010, respectively. The majority of our fuel expenses is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense line item.

Changes to Our Fleet. In 2009, we completed the early return of two DC-10 freighter aircraft to the lessor. With the addition of the three MD-11 freighter aircraft in 2008 along with the economic downturn, we no longer needed these less efficient, older aircraft to meet demand from the military. We also rendered inactive and retired our one owned DC-10 passenger aircraft as continued operation would have required significant maintenance expense. We returned one other DC-10 passenger aircraft to its lessor due to damage sustained in a hard landing during 2009. Finally, we added one additional MD-11 passenger aircraft to replace the lost DC-10 capacity in our military business. During the third quarter of 2010, we signed an agreement to lease two additional B747 freighter aircraft. The aircraft are undergoing conversion from a passenger to cargo configuration now and we expect both to enter revenue service during the first quarter of 2011. In addition, during the third quarter of 2010, we returned one of our MD11 freighter aircraft to revenue service from temporary storage.

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the three months ended September 30, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$204,006	$82,457	$—	$286,463
Intersegment revenues	169	—	7,502	7,671
Depreciation and amortization	13,996	7,386	201	21,583
Total operating expenses	207,257	75,768	(397)	282,628
Operating income (loss)	(3,251)	6,689	397	3,835
Interest income	499	150	1	650
Interest expense	(8,653)	(4,267)	1,436	(11,484)
Loss on investment	—	—	(882)	(882)
Income tax expense (benefit)	(4,225)	1,063	957	(2,205)

	Three Months Ended September 30, 2009
	World	North American	All Other	Consolidated Total

Revenues from external customers	$148,227	$98,857	$—	$247,084
Intersegment revenues	26	65	4,942	5,033
Depreciation and amortization	11,492	5,537	24	17,053
Asset impairment and aircraft retirements	3,530	—	—	3,530
Total operating expenses	164,097	88,468	(885)	251,680
Operating income (loss)	(15,870)	10,389	885	(4,596)
Interest income	1,575	219	2	1,796
Interest expense	(8,682)	(4,308)	(6,244)	(19,234)
Gain on investment	—	—	9,500	9,500
Income tax expense (benefit)	(16,727)	3,460	(52,178)	(65,445)

The following table sets forth selected key metrics by segment:

	Three Months Ended September 30
	2010	2009
World
Military passenger block hours	6,580	5,599
Military cargo block hours	1,601	910
Commercial cargo block hours	6,949	4,631
Commercial passenger block hours	66	1,496
Non-revenue block hours	223	162
Total block hours	15,419	12,798
Non-ACMI block hours(1)	9,054	7,345
Non-ACMI departures(2)	1,677	1,359
Total departures	2,781	2,298
Weighted average fuel price per gallon	$2.31	$1.98
Number of aircraft in fleet, end of period	19.0	20.0
Average aircraft in revenue service	17.7	18.3
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	9.5	7.6

North American
Military passenger block hours	4,938	6,451
Commercial passenger block hours	1,613	925
Non-revenue block hours	59	94
Total block hours	6,610	7,470
Non-ACMI block hours(1)	5,138	7,005
Non-ACMI departures(2)	982	1,264
Total departures	1,335	1,378
Weighted average fuel price per gallon	$2.38	$2.06
Number of aircraft in fleet, end of period	10.0	11.0
Average aircraft in revenue service	8.8	10.7
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.2	7.6

(1)          Non-ACMI block hours refers to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)          Non-ACMI departures refers to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Three Months Ended September 30, 2010 and 2009

Operating Revenues

Total operating revenues for the three months ended September 30, 2010 increased $39.4 million, or 16%, to $286.5 million, compared to $247.1 million for the three months ended September 30, 2009.

Military Passenger Revenue. Military passenger revenue for the three months ended September 30, 2010 increased $16.3 million, or 9%, to $204.5 million, compared to $188.2 million for the three months ended September 30, 2009.

World accounted for $36.9 million of the increase, primarily due to a 17% increase in the price of fuel per gallon, which increased to $2.31 per gallon in 2010 from $1.98 per gallon in 2009. The increase in military passenger revenue was also partially due to an increase in AMC passenger block hours flown, which increased by 981, or 18%, to 6,580 in the third quarter of 2010 compared to 5,599 in the third quarter of 2009 due to higher military demand for wide-body passenger aircraft.

The increase in military passenger revenue at World was partially offset by a decline in North American’s military passenger revenue, which decreased by $20.6 million in the third quarter of 2010 compared to the same period in 2009, primarily as a result of a 23% decline in AMC passenger block hours flown principally due to the shift in military demand toward the larger wide-body aircraft and away from smaller aircraft, such as those in North American’s fleet. Third quarter 2010 military passenger block hours were 4,938 compared to 6,451 in the third quarter of 2009. The decline in AMC passenger block hours was partially offset by a 16% increase in the price of fuel per gallon, which increased to $2.38 per gallon in 2010 from $2.06 per gallon in 2009.

Military Cargo Revenue. Military cargo revenue for the three months ended September 30, 2010 increased $17.6 million, or 148%, to $29.5 million, compared to $11.9 million for the three months ended September 30, 2009.

World accounted for all of the increase as North American does not operate freighter aircraft. Military cargo block hours flown during the three months ended September 30, 2010 increased 76% to 1,601 compared to 910 in the same period in 2009. Strong AMC demand drove both MD-11 freighter and B747 freighter hours up approximately 300 hours over the period. In addition, the block hour rate paid on military cargo block hours increased 41%, primarily due to a 16% increase in the price of fuel per gallon, which increased to $2.31 per gallon in 2010 from $1.98 per gallon in 2009 and a mix of higher yield B747 hours over MD-11 hours.

Commercial Cargo Revenue. Commercial cargo revenue for the three months ended September 30, 2010 increased $16.0 million, or 63%, to $41.6 million, compared to $25.6 million for the three months ended September 30, 2009.

The increase in revenue, all at World because North American does not operate freighter aircraft, reflects a 50% increase in block hours flown to 6,949 in the third quarter of 2010 from 4,631 in the third quarter of 2009. This increase in block hours reflects the overall improvement in commercial cargo demand in the third quarter of 2010 as compared to the third quarter of 2009 due to our existing customers flying in excess of their contractual minimums for the nine months ended September 30, 2010 compared to the same period in 2009. Also, World has increased its revenue flying commercial back-hauls from the Far East to the U.S. off one-way AMC missions. In addition, the block hour rate paid by our commercial cargo customers was up 8% in the third quarter of 2010 versus the third quarter of 2009 mainly due to an increase in the mix of B747-400 flying and the positive impact of more commercial back-hauls off one-way AMC missions.

Commercial Passenger Revenue. Commercial passenger revenue for the three months ended September 30, 2010 decreased $9.7 million, or 49%, to $10.1 million, compared to $19.8 million for the three months ended September 30, 2009.

World commercial passenger revenue decreased $14.0 million, primarily due to a 96% decrease in the commercial passenger block hours flown during the third quarter of 2010 compared to the third quarter of 2009. This decrease was mainly due to a significant ACMI contract that ended in May of 2010 and our decision to shift our capacity from the commercial to military passenger segment to meet increased AMC demand.

North American’s commercial passenger revenue increased by $4.3 million in the third quarter of 2010 compared to the same period in 2009, primarily due to an increase in block hours from 925 in 2009 to 1,613 in 2010.

Other Revenue. Other revenue for the three months ended September 30, 2010 decreased $0.8 million, or 50%, to $0.8 million, compared to $1.6 million for the three months ended September 30, 2009. World accounted for the majority of the decrease primarily due to a decline in rebill revenue from ACMI flights during the comparative quarterly periods.

Operating Expenses

Total operating expenses for the three months ended September 30, 2010 increased $30.9 million, or 12%, to $282.6 million, compared to $251.7 million for the three months ended September 30, 2009.

Aircraft Fuel. Aircraft fuel expense for the three months ended September 30, 2010 increased $14.0 million, or 25%, to $71.1 million, as compared to $57.1 million for the three months ended September 30, 2009.

World aircraft fuel expense increased $16.6 million, mainly as a result of a 25% increase in fuel gallons consumed to approximately 23.1 million gallons in the quarter ended September 30, 2010 compared to 18.4 million gallons during the quarter ended September 30, 2009. This increase in consumption was the result of a 23% increase in non-ACMI block hours. In addition, fuel price per gallon increased 17% to $2.31 per gallon for the quarter ended September 30, 2010 from $1.98 per gallon compared to the same period in 2009.

North American aircraft fuel expense decreased $2.6 million, mainly as a result of a 25% decrease in fuel gallons consumed to approximately 7.5 million gallons in the quarter ended September 30, 2010 compared to 10.0 million gallons during the same period in 2009. This decrease in consumption was the result of a 27% decrease in non-ACMI block hours. This decrease in gallons consumed was partially offset by a 16% increase in the price of fuel, which increased to $2.38 per gallon in 2010 from $2.06 per gallon in 2009.

Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military reimburses us for our fuel costs and our commercial ACMI customers are responsible for fuel costs.

Aircraft Rentals. Aircraft rentals expense for the three months ended September 30, 2010 decreased $5.0 million, or 12%, to $36.5 million, compared to $41.5 million for the three months ended September 30, 2009.

World’s aircraft rentals expense decreased $0.1 million.

North American’s aircraft rentals expense decreased $4.9 million due to the scheduled return of a B767, which was under a short-term lease and returned in the fourth quarter of 2009, lower spare engine lease expense and a decline in expensed supplemental rent deposits.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the three months ended September 30, 2010 increased $10.6 million, or 34%, to $42.2 million, compared to $31.6 million for the three months ended September 30, 2009.

World maintenance, materials and repairs expense increased $12.0 million, the majority of which was due to four additional non-capitalized C-checks completed as well as a 20% increase in total block hours flown in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. In addition, required maintenance was performed to return one MD11 freighter aircraft to revenue service during the third quarter 2010.

North American maintenance, materials and repairs expense decreased $1.4 million, primarily due to a decrease in time driven expense related to the 12% decline in total block hours flown for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Flight Operations. Flight operations expense for the three months ended September 30, 2010 increased $1.4 million, or 5%, to $27.0 million, compared to $25.6 million for the three months ended September 30, 2009.

World’s flight operations expense accounted for the increase. The increase was mainly driven by an increase in pilots and associated training events. During the quarter ended September 30, 2010, approximately 20 pilots were recalled as a result of scheduled aircraft adds for the fourth quarter of 2010 and the first quarter of 2011, which include two incremental B747 cargo aircraft and one incremental MD11 passenger aircraft.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the three months ended September 30, 2010 increased $0.3 million, or 1%, to $21.7 million, compared to $21.4 million for the three months ended September 30, 2009.

World’s aircraft and traffic servicing expense increased $2.7 million mainly as a result of its 23% increase in non-ACMI departures and an increase in our average navigation fee and ground operations expense per non-ACMI departure due to an increase in the departures from and the mix of higher cost cities operated into during the quarter ended September 30, 2010.

North American’s aircraft and traffic servicing expense decreased $2.4 million, primarily due to a 22% decline in non-ACMI departures and related lower navigation fees and ground operations expense for each non-ACMI departure.

Passenger Services. Passenger services expense for the three months ended September 30, 2010 decreased $1.8 million, or 9%, to $18.3 million, compared to $20.1 million for the three months ended September 30, 2009.

World’s passenger services expense remained unchanged. North American’s passenger services expense decreased $1.8 million, primarily due to a 22% decrease in non-ACMI departures and lower average catering cost per non-ACMI departure.

Crew Positioning. Crew positioning expense for the three months ended September 30, 2010 decreased $0.2 million, or 1%, to $14.4 million, compared to $14.6 million for the three months ended September 30, 2009.

World’s crew positioning expense increased $0.8 million, mainly due to an 23% increase in non-ACMI departures partially offset by a 12% decrease in the average positioning cost per non-ACMI departure mainly due to lower negotiated hotel room rates.

North American’s crew positioning expense decreased $1.0 million, mainly due to a 22% decline in non-ACMI departures in the third quarter of 2010 compared to the third quarter of 2009.

Selling and Marketing. Selling and marketing expense for the three months ended September 30, 2010 increased $1.6 million, or 14%, to $13.2 million, compared to $11.6 million for the three months ended September 30, 2009.

Selling and marketing expense at World increased $2.1 million, primarily due to increased commissions paid to our Alliance team as a result of the 51% increase in military revenue recorded by World in the third quarter of 2010 compared to the third quarter of 2009.

Selling and marketing expense at North American decreased $0.5 million, primarily due to a 22% decrease in military revenue recorded by North American during the third quarter of 2010 compared to the same period in 2009.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2010 increased $4.5 million, or 26%, to $21.6 million compared to $17.1 million for the three months ended September 30, 2009.

World and North American depreciation and amortization expense increased $2.5 million and $1.8 million, respectively, due primarily to a cumulative increase in the engine overhauls, certain scheduled airframe heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives in the third quarter of 2010 compared to the third quarter of 2009.

Corporate depreciation and amortization expense increased $0.2 million due to the capitalization and subsequent depreciation of a new accounting system implemented during late 2009.

General and Administrative. General and administrative expense for the three months ended September 30, 2010 increased $6.0 million, or 82%, to $13.3 million, compared to $7.3 million for the three months ended September

30, 2009. The increase is primarily due to an increase in non-cash stock-based compensation expense under our LTIP, a net increase in incentive payouts due to World’s stronger performance, as well as an increase in litigation reserves and professional fees. In addition a $2.5 million refund of insurance premiums was recorded during the third quarter of 2009 associated with our smaller aircraft fleet after the shutdown of ATA.

Asset Impairment and Aircraft Retirements. We had no asset impairment and aircraft retirement expense for the three months ended September 30, 2010. Asset impairments and aircraft retirements totaling $3.5 million were recorded for the three months ended September 30, 2009 due to the retirement of a damaged World DC-10 passenger aircraft.

Other Expenses. Other expenses for the three months ended September 30, 2010 increased $2.9 million, or 725%, to $3.3 million, compared to $0.4 million for the three months ended September 30, 2009. This increase was primarily due to increased subservice events and related costs of $2.4 million at World and $0.1 million at North American.

Operating Income

Operating income for the three months ended September 30, 2010 increased $8.4 million to $3.8 million, compared to a $4.6 million operating loss for the three months ended September 30, 2009. Total operating revenue was up $39.4 million, or 16%. At the same time, total operating expense increased by $30.9 million, or 12%. Total operating revenue and total operating expense both increased mainly due to an approximate 17% increase in the price of fuel per gallon. The most significant reason for the increase in operating margin (operating income divided by total operating revenue), which grew from a 1.9% operating deficit for the three months ended September 30, 2009 to a 1.3% operating margin for the three months ended September 30, 2010, was a 19% consolidated increase in aircraft utilization.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended September 30, 2010 decreased $7.7 million, or 40%, to $11.5 million, compared to $19.2 million for the three months ended September 30, 2009. This decrease was mainly due to lower average outstanding debt in the third quarter of 2010 compared to the same period in 2009 due to the restructuring of our debt during the year ended December 31, 2009. This decrease was partially offset by an increase in the average interest rate.

Gain (Loss) on Investment. We recorded a loss on investment of $0.9 million for the three months ended September 30, 2010 primarily related to legal fees in connection with the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust. In the three months ended September 30, 2009, we recorded a gain on investment of $9.5 million due to a cash distribution from the ATA bankruptcy estate trust.

Income Taxes

In assessing whether deferred tax assets are realizable, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. We consider our historical income and loss position, the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future income, and tax planning strategies in making this assessment.

During the three months ended September 30, 2010, the amount of nondeductible expenses, such as meals and entertainment, were disproportionate in comparison to pre-tax book loss and, as a result, significantly affected our effective tax rate. Additionally, certain state deferred tax assets are subject to a valuation allowance. As a result, we recorded income tax benefit of $2.2 million for the three months ended September 30, 2010, resulting in an effective tax rate of 23.8%. Included in this amount is an accrual for additional interest for uncertain tax positions of $0.2 million. There were no other changes to our uncertain tax positions during the three months ended September 30, 2010.

On April 2, 2008, ATA filed a voluntary petition for bankruptcy protection and as a result, we changed our financial accounting for ATA from a consolidating subsidiary to a cost method investment and recorded a $17.8 million impairment charge for the full investment in ATA. The realization of the tax benefit related to the impairment charge was uncertain at the time. Thus, a valuation allowance was established against this deferred tax asset.

ATA’s bankruptcy plan of reorganization became effective on March 31, 2009, resulting in the transfer of ATA’s remaining assets into two grantor trusts established for the benefit of ATA’s creditors. As of June 30, 2009, we were unable to fully complete the tax analysis of the bankruptcy because there were still aspects that were not fixed and determinable. Accordingly, we did not record any benefit for the potential worthless stock loss in ATA, any bad debt realization, or any cancellation of indebtedness income at that time. During the three months ended September 30, 2009, we completed the tax analysis and determined we would be entitled to a worthless stock loss and booked a benefit of $50.8 million. Additionally, during the three months ended September 30, 2009, we recorded a gain on investment of $9.5 million related to a payment made from ATA’s bankruptcy trust to its creditor that did not result in a gain for tax purposes. During the three months ended September 30, 2009, we reversed $2.4 million in uncertain tax positions due to the expiration of the statute of limitations on assessment. We also received $5.3 million for an NOL claim refund during the three months ended September 30, 2009. These items and certain nondeductible expenses, such as meals and entertainment, affected our effective tax rate for the three months ended September 30, 2009. As a result, we recorded an income tax benefit of $65.4 million resulting in an effective tax rate of 494.1% for the three months ended September 30, 2009.

A significant portion of the tax expense related to our debt restructuring in June 2009, for which we realized $85.3 million in cancellation of indebtedness income. Under the provisions of the American Recovery and Reinvestment Act of 2009, we are eligible to make an election to defer this income until 2014 and include it ratably over the ensuing four years. As of September 30, 2009, we had not determined if the election would be made to defer the income, therefore, the tax impact of the election had not been considered. During the fourth quarter of 2009, we completed this analysis, elected to defer this income, and, consequently, recorded a $29.9 million deferred tax liability.

Net Income

Net loss for the three months ended September 30, 2010 was $7.0 million, compared to net income of $52.2 million for the three months ended September 30, 2009, a decline of $59.2 million primarily due to non-operating related items including taxes, our investment in the ATA bankruptcy estate trust, and lower interest expense. This was partially offset by the $8.4 million improvement in operating income described above.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Segment and Key Operating Data

Selected financial data for the nine months ended September 30, 2010 and 2009 are set forth below (in thousands):

	Nine Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$621,731	$255,275	$—	$877,006
Intersegment revenues	465	—	21,792	22,257
Depreciation and amortization	38,726	19,998	552	59,276
Total operating expenses	605,476	243,199	166	848,841
Operating income	16,255	12,076	(166)	28,165
Interest income	1,524	798	3	2,325
Interest expense	(24,622)	(11,750)	1,268	(35,104)
Loss on investment	—	—	(2,188)	(2,188)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax expense (benefit)	(1,730)	714	(922)	(1,938)

	Nine Months Ended September 30, 2009
	World	North American	All Other	Consolidated Total

Revenues from external customers	$470,472	$291,907	$—	$762,379
Intersegment revenues	98	546	16,781	17,425
Depreciation and amortization	37,798	15,524	72	53,394
Asset impairment and aircraft retirements	4,215	—	—	4,215
Total operating expenses	509,447	249,744	(785)	758,406
Operating (loss) income	(38,975)	42,163	785	3,973
Interest income	2,952	873	16	3,841
Interest expense	(26,704)	(13,788)	(6,088)	(46,580)
Gain on investment	—	—	51,000	51,000
Gain on debt extinguishment	—	—	85,305	85,305
Income tax expense (benefit)	(30,183)	11,891	(18,180)	(36,472)

The following table sets forth selected key metrics by segment:

	Nine Months Ended September 30
	2010	2009
World
Military passenger block hours	19,595	17,662
Military cargo block hours	6,253	4,211
Commercial cargo block hours	18,171	15,427
Commercial passenger block hours	2,031	3,955
Non-revenue block hours	533	599
Total block hours	46,583	41,854
Non-ACMI block hours(1)	27,702	23,319
Non-ACMI departures(2)	5,005	4,278
Total departures	8,180	7,460
Weighted-average fuel price per gallon	$2.39	$1.75
Number of aircraft in fleet, end of period	19.0	20.0
Average aircraft in revenue service	18.0	19.8
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	9.5	7.7

North American
Military passenger block hours	16,375	20,199
Commercial passenger block hours	2,608	1,546
Non-revenue block hours	237	157
Total block hours	19,220	21,902
Non-ACMI block hours(1)	17,053	21,139
Non-ACMI departures(2)	3,160	3,681
Total departures	3,681	3,868
Weighted-average fuel price per gallon	$2.42	$1.82
Number of aircraft in fleet, end of period	10.0	11.0
Average aircraft in revenue service	8.3	10.6
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.5	7.6

(1)          Non-ACMI block hours refers to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)          Non-ACMI departures refers to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Nine Months Ended September 30, 2010 and 2009

Operating Revenues

Total operating revenues for the nine months ended September 30, 2010 increased $114.6 million, or 15%, to $877.0 million, compared to $762.4 million for the nine months ended September 30, 2009.

Military Passenger Revenue. Military passenger revenue for the nine months ended September 30, 2010 increased $53.7 million, or 9%, to $624.5 million, compared to $570.8 million for the nine months ended September 30, 2009.

World accounted for $95.2 million of the increase, primarily due to a 37% increase in the price of fuel per gallon, which increased to $2.39 per gallon in 2010 from $1.75 per gallon in 2009. The increase in military passenger revenue was also partially due to an increase in military passenger block hours flown, which increased by 1,933, or

11%, to 19,595 for the nine months ended September 30, 2010 compared to 17,662 for the nine months of 2009 due to higher military demand for wide-body passenger aircraft.

The increase in military passenger revenue at World was partially offset by a decline in North American’s military passenger revenue, which decreased by $41.5 million for the nine months ended September 30, 2010 compared to the same period in 2009, primarily as a result of a 19% decline in AMC passenger block hours flown primarily due to the shift in military demand toward the larger wide-body aircraft and away from smaller aircraft, such as those in North American’s fleet. In the nine months ended 2010, military passenger block hours were 16,375 compared to 20,199 in the same nine months of 2009. The decline in AMC passenger block hours was partially offset by a 33% increase in the price of fuel per gallon, which increased to $2.42 per gallon in 2010 from $1.82 per gallon in 2009.

Military Cargo Revenue. Military cargo revenue for the nine months ended September 30, 2010 increased $59.0 million, or 104%, to $115.5 million, compared to $56.5 million for the nine months ended September 30, 2009.

World accounted for all of the increase as North American does not operate freighter aircraft. The block hour rate paid on military cargo block hours increased 38%, primarily due to a 37% increase in the price of fuel per gallon, which increased to $2.39 per gallon in 2010 from $1.75 per gallon in 2009. In addition, military cargo block hours flown during the nine months ended September 30, 2010 increased 48% to 6,253 compared to 4,211 for the same period in 2009. This increase primarily resulted from the military’s strong demand for B747-400 aircraft to transport M-ATVs to Afghanistan in the first half of the year, and continuing demand during the third quarter of 2010 for the movement of more traditional military cargo on both of the freighter types we operate.

Commercial Cargo Revenue. Commercial cargo revenue for the nine months ended September 30, 2010 increased $21.0 million, or 26%, to $101.5 million, compared to $80.5 million for the nine months ended September 30, 2009.

The increase in revenue, all at World because North American does not operate freighter aircraft, reflects an 18% increase in block hours flown to 18,171 for the nine months ended September 30, 2010 from 15,427 for the nine months ended September 30, 2009. This increase in block hours reflects the overall improvement in commercial cargo demand. In addition, the block hour rate paid by our commercial cargo customers was up 7% for the nine months ended September 30, 2010 compared to the same nine months of 2009 mainly due to an increase in the mix of B747-400 flying and the positive impact of more commercial back-hauls off one-way AMC missions.

Commercial Passenger Revenue. Commercial passenger revenue for the nine months ended September 30, 2010 decreased $12.5 million, or 28%, to $31.6 million, compared to $44.1 million for the nine months ended September 30, 2009.

World commercial passenger revenue decreased $17.7 million, primarily due to a 49% decrease in the commercial passenger block hours flown during the nine months ended September 30, 2010 compared to the same nine months of 2009. This decrease was mainly due to a significant ACMI contract that ended in May of 2010 and our decision to shift our capacity from the commercial to AMC passenger segment to meet increased AMC demand.

North American’s commercial passenger revenue increased by $5.2 million in the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to an increase in block hours from 1,546 in 2009 to 2,608 in 2010, partially offset by a decline in the commercial passenger block hour rate due to our mix of customers in each period.

Scheduled Service Revenue. We had no scheduled service revenue for the nine months ended September 30, 2010 and $0.3 million for the nine months ended September 30, 2009. We ceased all scheduled service in 2008, and recorded $0.3 million in expired unused scheduled service tickets during the nine months ended September 30, 2009.

Other Revenue. Other revenue for the nine months ended September 30, 2010 decreased $6.2 million to $3.9 million, compared to $10.1 million for the nine months ended September 30, 2009. World accounted for the decrease, primarily due to a decline in rebill revenue from ACMI flights during the comparative nine month periods.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2010 increased $90.4 million, or 12%, to $848.8 million, compared to $758.4 million for the nine months ended September 30, 2009.

Aircraft Fuel. Aircraft fuel expense for the nine months ended September 30, 2010 increased $64.7 million, or 41%, to $224.2 million, compared to $159.5 million for the nine months ended September 30, 2009.

World accounted for $59.4 million of the increase, mainly as a result of a 37% increase in the price of fuel, which increased to $2.39 per gallon in 2010 from $1.75 per gallon in 2009. In addition, fuel gallons consumed increased 19% to approximately 68.6 million gallons for the nine months ended September 30, 2010 compared to 57.7 million gallons for the comparable period in 2009. This increase in consumption was the result of a 19% increase in non-ACMI block hours.

North American accounted for $5.3 million of the increase, mainly as a result of a 33% increase in the price of fuel, which increased to $2.42 per gallon in 2010 from $1.82 per gallon in 2009. This price increase was partially offset by an 18% decrease in fuel gallons consumed to approximately 24.7 million gallons in the nine months ended September 30, 2010 compared to 30.0 million gallons during the same period in 2009. This decrease in consumption was the result of a 19% decrease in non-ACMI block hours. Also, during the quarter ended June 30, 2010, we recorded a liability of approximately $0.6 million to reimburse a customer for fuel primarily related to flights flown by North American in 2008.

Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military reimburses us for our fuel costs and our commercial ACMI customers are responsible for fuel costs.

Aircraft Rentals. Aircraft rentals expense for the nine months ended September 30, 2010 decreased $9.0 million, or 7%, to $114.9 million, compared to $123.9 million for the nine months ended September 30, 2009.

World’s aircraft rentals expense decreased $0.7 million primarily due to the return of two DC10 freighter aircraft in the third quarter of 2009, partially offset by the addition of one MD11 passenger aircraft in the third quarter of 2009.

North American’s aircraft rentals expense decreased $8.3 million due to the scheduled return of a B767, which was under a short-term lease, lower spare engine rents and a decline in expensed supplemental rent deposits.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the nine months ended September 30, 2010 increased $9.4 million, or 9%, to $108.9 million, compared to $99.5 million for the nine months ended September 30, 2009.

World maintenance, materials and repairs expense increased $8.1 million, due to the completion of five additional non-capitalized C-checks as well as an 11% increase in total block hours flown in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. In addition, required maintenance was performed to return one MD11 freighter aircraft to revenue service during the third quarter 2010. These expense increases were partially offset by a $4.5 million credit recorded for the nine months ended September 30, 2010 on the recovery of an MD-11 engine due to an updated overhaul repair strategy. During the year ended December 31, 2009, we recorded a liability for a leased engine that was deemed to be beyond economic repair. The amount recorded was equal to the agreed-upon engine value specified in the lease agreement less the estimated recoverable engine maintenance reserve deposits. During the three months ended June 30, 2010, we entered into an agreement to purchase a disassembled engine for $3.0 million. We intend to use the parts from this engine to refurbish the engine that was deemed to be beyond economic repair. Based on this overhaul strategy, we recorded a credit to maintenance, materials and repair expense of $4.5 million during the nine months ended September 30, 2010.

North American maintenance, materials and repairs expense increased $1.3 million, primarily due to increased heavy scheduled maintenance for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These expenses were partially offset by less time driven expenses due to the 12% decline in total block hours flown.

Flight Operations. Flight operations expense for the nine months ended September 30, 2010 increased $2.4 million, or 3%, to $79.7 million, compared to $77.3 million for the nine months ended September 30, 2009.

World’s flight operations expense increased $1.7 million, primarily due to an 11% increase in total block hours flown. In addition, approximately 20 pilots were recalled in the third quarter of 2010 as a result of the induction of aircraft, consequently increasing both compensation and related training as compared to the comparable prior year.

North American’s flight costs increased $0.7 million, primarily due to increases in pilot salaries pursuant to the terms of their collective bargaining agreement.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the nine months ended September 30, 2010 increased $0.7 million, or 1%, to $67.9 million, compared to $67.2 million for the nine months ended September 30, 2009.

World’s aircraft and traffic servicing expense increased $5.9 million mainly as result of its 17% increase in non-ACMI departures and an increase in our average navigation fee and ground operations expense per non-ACMI departure due to an increase in the mix of higher cost cities operated into during the nine months ended September 30, 2010. These increases were partially offset by less cost incurred on behalf of our ACMI customers and subsequently rebilled.

North American’s aircraft and traffic servicing expense decreased $5.2 million, primarily due to a 14% decline in non-ACMI departures and related lower navigation fees and ground operations expense for each non-ACMI departure.

Passenger Services. Passenger services expense for the nine months ended September 30, 2010 decreased $0.7 million, or 1%, to $57.6 million, compared to $58.3 million for the nine months ended September 30, 2009 and an increase in passenger inconvenience fees paid.

World’s passenger services expense increased $2.1 million, primarily due to increases in cost of flight attendant group and workers compensation insurance in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 and an increase in flight attendant salaries pursuant to the terms of the collective bargaining agreement. In addition, passenger inconvenience fees paid were higher in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

North American’s passenger services expense decreased $2.8 million, primarily due to a 14% decrease in non-ACMI departures and an 8% decline in the average catering cost per non-ACMI departure.

Crew Positioning. Crew positioning expense for the nine months ended September 30, 2010 increased $1.9 million, or 5%, to $43.5 million, compared to $41.6 million for the nine months ended September 30, 2009.

World’s crew positioning expense increased $2.5 million, mainly due to a 17% increase in non-ACMI departures partially offset by an 18% decline in hotel cost per non-ACMI departure due to lower negotiated hotel room rates.

North American’s crew positioning expense decreased $0.6 million. While North American experienced a 14% decline in non-ACMI departures during the nine months ended September 30, 2010 compared to of the same period in 2009, it also recorded a 12% increase in the average positioning expense per non-ACMI departure mainly related to an increase in the average price of international tickets purchased and increased mix of international tickets relative to domestic tickets purchased.

Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2010 increased $6.1 million, or 16%, to $44.0 million, compared to $37.9 million for the nine months ended September 30, 2009.

Selling and marketing expense at World increased $7.4 million, primarily due to increased commissions paid to our Alliance team as a result of the 44% increase in military revenue recorded by World in the nine months ended September 30, 2010 compared to the comparable period in 2009.

Selling and marketing expense at North American decreased $1.3 million, primarily due to a 15% decrease in military revenue recorded by North American during the nine months ended September 30, 2010 compared to the same period in 2009.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2010 increased $5.9 million, or 11%, to $59.3 million compared to $53.4 million for the nine months ended September 30, 2009.

World and North American depreciation and amortization expense increased $0.9 million, and $4.5 million, respectively, primarily due to an increase in the engine overhauls, certain scheduled heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives in the nine months ended September 30, 2010 compared to the comparable period in 2009. This increase was partially offset by the amortization of a World cargo intangible asset no longer necessary to amortize in 2010.

Corporate depreciation and amortization expense increased $0.5 million primarily due to the capitalization and subsequent depreciation of a new accounting system implemented in late 2009.

General and Administrative. General and administrative expense for the nine months ended September 30, 2010 increased $8.8 million, or 28%, to $40.8 million, compared to $32.0 million for the nine months ended September 30, 2009. The increase is primarily due to an increase in non-cash stock-based compensation expense under our LTIP, a net increase in incentive payouts due to World’s stronger performance as well as an increase in litigation reserves and professional fees. In addition a $2.5 million refund of insurance premiums was recorded during the third quarter of 2009 associated with our smaller aircraft fleet after the shutdown of ATA.

Asset Impairment and Aircraft Retirements. We had no asset impairment and aircraft retirement expense for the nine months ended September 30, 2010. Asset impairments and aircraft retirements totaling $4.2 million, net of $1.0 million of insurance proceeds, were recorded for the nine months ended September 30, 2009 due to the retirement of a damaged World DC-10 passenger aircraft and the early retirement and redelivery of two World DC-10 freighter aircraft to its lessor.

Other Expenses. Other expenses for the nine months ended September 30, 2010 increased $4.6 million, or 131%, to $8.1 million, compared to $3.5 million for the nine months ended September 30, 2009. This increase was primarily due to increased subservice events and related costs of 1.4 million at World and $0.5 million at North American.

Operating Income

Operating income for the nine months ended September 30, 2010 increased $24.2 million to $28.2 million, compared to $4.0 million for the nine months ended September 30, 2009. Total operating revenue was up $114.6 million, or 15%. At the same time, total operating expense increased by $90.4 million, or 12%. Total operating revenue and total operating expense both increased mainly due to a 35% increase in the price of fuel per gallon. The most significant reason for the increase in operating margin (operating income divided by total operating revenue), which grew from 0.5% for the nine months ended September 30, 2009 to 3.2% for the nine months ended September 30, 2010, was the 19% consolidated increase in aircraft utilization.

Other Income (Expense)

Interest Expense. Interest expense for the nine months ended September 30, 2010 decreased $11.5 million, or 25%, to $35.1 million, compared to $46.6 million for the nine months ended September 30, 2009. This decrease was mainly due to lower average outstanding debt during the nine months ended September 30, 2010 compared to the same period in 2009 due to the restructuring of our debt during the year ended December 31, 2009. This decrease was partially offset by an increase in the average interest rate.

Gain (Loss) on Investment. In the nine months ended September 30, 2010, we recorded a loss on investment of $2.2 million mainly resulting from legal fees related to the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust. We recorded a gain on investment of $51.0 million for the nine months ended September 30, 2009 for cash received from the ATA bankruptcy estate, which we used to reduce our outstanding debt during 2009.

Gain (Loss) on Debt Extinguishment. We recorded a $1.2 million loss on extinguishment of debt during the nine months ended September 30, 2010 as a result of an $8.0 million purchase of the First Lien Notes made in the open market. We recorded an $85.3 million gain on extinguishment of debt for the nine months ended September 30, 2009 related to the restructuring of our debt.

Income Taxes

In assessing whether deferred tax assets are realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider our historical income and loss position, the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future income, and tax planning strategies in making this assessment.

During the nine months ended September 30, 2010, the amount of nondeductible expenses, such as meals and entertainment, were disproportionate in comparison to pre-tax book loss and, as a result, significantly affected our effective tax rate. Additionally, certain state deferred tax assets are subject to a valuation allowance. As a result, we recorded income tax benefit of $1.9 million for the nine months ended September 30, 2010, resulting in an effective tax rate of 22.1%. This amount includes an accrual for additional interest for uncertain tax positions of $0.8 million. There were no other changes to our uncertain tax positions during the nine months ended September 30, 2010.

On April 2, 2008, ATA filed a voluntary petition for bankruptcy protection and as a result, we changed our financial accounting for ATA from a consolidating subsidiary to a cost method investment and recorded a $17.8 million impairment charge for the full investment in ATA. The realization of the tax benefit related to the impairment charge was uncertain at the time. Thus, a valuation allowance was established against this deferred tax asset.

ATA’s bankruptcy became effective on March 31, 2009, resulting in the transfer of ATA’s remaining assets into two grantor trusts established for the benefit of ATA’s creditors. As of June 30, 2009, we were unable to fully complete the tax analysis of the bankruptcy because there were still aspects that were not fixed and determinable. Accordingly, we did not record any benefit for the potential worthless stock loss in ATA, any bad debt realization, or any cancellation of indebtedness income at that time. During the three months ended September 30, 2009, we completed the tax analysis and determined that we would be entitled to a worthless stock loss and booked a benefit of $50.8 million. Additionally, during the nine months ended September 30, 2009, we recorded a gain on investment of $51.0 million related to a payment made from ATA’s bankruptcy trust to its creditor that did not result in a gain for tax purposes. During the nine months ended September 30, 2009, we reversed $2.4 million in uncertain tax positions due to the expiration of the statute of limitations on assessment. The Company also received $5.3 million for an NOL claim refund during the nine months ended September 30, 2009. These items and certain nondeductible expenses, such as meals and entertainment, affected our effective tax rate for the nine months ended September 30, 2009. As a result, we recorded an income tax benefit of $36.5 million resulting in an effective tax rate of (37.9)% for the nine months ended September 30, 2009.

A significant portion of the tax expense related to our debt restructuring in June 2009, for which we realized $85.3 million in cancellation of indebtedness income. Under the provisions of the American Recovery and

Reinvestment Act of 2009, we are eligible to make an election to defer this income until 2014 and include it ratably over the ensuing four years. As of September 30, 2009, we had not determined if the election would be made to defer the income, therefore, the tax impact of the election had not been considered. During the fourth quarter of 2009, we completed this analysis, elected to defer this income, and, consequently, recorded a $29.9 million deferred tax liability.

Net Income

Net loss for the nine months ended September 30, 2010 was $6.9 million, compared to net income of $132.7 million for the nine months ended September 30, 2009, a decline of $139.6 million primarily due to a pre-tax $85.3 million non-recurring gain on extinguishment of debt recorded during the nine months ended September 30, 2009 related to the restructuring of our debt and a non-recurring pretax gain on investment of $51.0 million for cash received from the ATA bankruptcy estate, which we used to reduce our outstanding debt during 2009 partially offset by our $24.2 million increase in operating income.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity. As of September 30, 2010, we had unrestricted cash of $88.2 million. We do not have a revolving credit facility and there are no funds available through other unused financing options.

Cash Flow from Operating Activities. During the nine months ended September 30, 2010, net cash provided by operating activities was $81.2 million. The following non-cash items were positive adjustments to reconcile net loss of $6.9 million to net cash provided by operating activities: $59.3 million in depreciation and amortization, $7.3 million in amortization of loan costs and debt discount, $3.9 million in stock-based compensation, $3.4 million in non-cash interest, $2.2 million in loss on investment, $1.2 million in loss on debt extinguishment and $1.9 million in loss on sale of equipment. Non-cash deferred income taxes of $2.7 million negatively adjusted the net loss. Changes in operating assets and liabilities also provided net cash of $11.6 million. Sources of cash due to changes in operating assets and liabilities were: $15.1 million in accounts payable, $9.8 million in accounts receivable, net, $4.8 million in other assets, $3.5 million in other liabilities, $2.8 million in air traffic liabilities and accrued flight expense, $2.3 million in accrued compensation and benefits, and $1.9 million in restricted cash. Uses of cash due to changes in operating assets and liabilities were: $17.3 in other current assets, $9.4 million in accrued expenses and other current liabilities, and $1.9 million in maintenance reserve deposits.

Despite higher operating revenue, accounts receivable declined due to a reduction in days sales outstanding for AMC missions operated. Prepaid and other current assets increased due to maintenance events completed but for which we have not yet received maintenance reserve reimbursements from the aircraft lessor. Air traffic liabilities increased due to the advance payment by our customers under commercial revenue contracts for flying that will be operated at a future time. Other current liabilities increased primarily due to accrued maintenance costs including engine overhauls and airframe checks, and a liability for deferred aircraft rent.

During the nine months ended September 30, 2009, net cash provided by operating activities was $44.6 million. The following non-cash items were positive adjustments to reconcile net income of $132.7 million to net cash provided by operating activities: $53.4 million in depreciation and amortization, $27.8 million in non-cash interest, $13.8 million in amortization of loan costs and debt discount, $4.2 million in asset impairment and aircraft retirements, $1.8 million in stock-based compensation, and $0.9 million in loss on sale of equipment. The following non-cash items were negative adjustments to reconcile net income to net cash provided by operating activities: $85.3 million in gain on debt extinguishment, $51.0 million in gain on investment and $33.2 million in deferred income taxes. Changes in operating assets and liabilities utilized net cash of $20.3 million. Sources of cash due to changes in operating assets and liabilities were: $38.4 million in accounts receivable, net, $7.4 million in other current assets, $0.7 million in air traffic liabilities and accrued flight expense and $1.8 million in other liabilities and other assets. Uses of cash due to changes in operating assets and liabilities were: $54.2 million in other accrued expenses and current liabilities, $5.9 million in accrued compensation and benefits, $5.4 million in maintenance reserve deposits, and $3.1 million in accounts payable.

Accounts receivable declined due to a decrease in operating revenues. Other accrued expenses and current liabilities decreased primarily due to the tax benefit of the worthless stock loss of ATA.

Cash Flow from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 were $42.3 million and $25.8 million, respectively, consisting primarily of capitalized maintenance events and the purchase of rotable parts. The increase in capital expenditures is the result of an increase in aircraft operations and the timing of scheduled maintenance events during the nine months ended September 30, 2010 compared to the same period in 2009.

Cash Flow from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2010, was $23.8 million, consisting of $20.7 million in payments on long-term debt and $3.1 million in payment of costs related to the issuance and repurchase of debt.

Net cash provided by financing activities during the nine months ended September 30, 2009 was $37.7 million, consisting of $20.0 million in proceeds from the issuance of preferred stock, $247.6 million in proceeds from the issuance of long-term debt, which was offset by payments on long-term debt of $284.1 million. This issuance of long-term debt and payment on long-term debt during this period were associated with restructuring our debt. In addition, we paid $21.1 million in payment of costs related to the issuance of debt and $0.1 million in the repurchase of common stock.

We believe cash generated from operations and existing cash balances will be sufficient to meet our operating requirements and other obligations over the next 12 months.

Capital Resources

To meet increased cargo demand, World entered into contracts in July 2010 to lease two Boeing 747-400 freighter aircraft, each for a period of 72 months. One lease commences and the aircraft is scheduled to be delivered during the fourth quarter of 2010 and the other commences and the aircraft is scheduled to be delivered during the first quarter of 2011. In addition, World entered into an agreement to lease an MD-11 passenger aircraft, which is scheduled to be delivered in the fourth quarter of 2010. The addition of these three aircraft will increase our aircraft rentals expense, long-term deposits on our balance sheet, and flight crew costs due to increased pilot training costs and headcount, in addition to higher maintenance costs associated with an increased number of aircraft and the return of one MD-11 freighter to revenue service.

Debt. On August 13, 2009, we issued $175.0 million of 14% Senior Secured First Lien Notes due August 2013 (First Lien Notes). The First Lien Notes were recorded net of a $10 million discount. The First Lien Notes include the following key provisions: a maturity date of August 15, 2013, a 14% annual cash interest rate payable semiannually, a semiannual offer to the noteholders to prepay $10.0 million, and a minimum consolidated net cash flow covenant. During the nine months ended September 30, 2010, we purchased $7.5 million principal amount of the First Lien Notes pursuant to the semi-annual offer dated December 31, 2009. On June 30, 2010 we offered to purchase $11.0 million principal amount of First Lien Notes on August 3, 2010. Holders of $34,000 principal amount of First Lien Notes accepted this offer, and we purchased such First Lien Notes on August 3, 2010. Finally, we purchased $8.0 million of First Lien Notes in the open market during the second quarter of 2010. We used cash generated from operations to fund these debt purchases. The First Lien Notes are secured by a first priority lien on substantially all of our tangible and intangible assets.

On September 29, 2009, we entered into a $72.5 million Second Lien Loan that matures in September 2014 and provides for 12% cash interest plus 6% additional interest payable in kind as an increase to the loan balance. The Second Lien Loan was recorded net of a $7.5 million discount. In addition, we issued warrants that were immediately converted into 8,380 shares of common stock. These warrants were issued to the holder of the Second Lien Loan and were recorded as a $7.1 million discount against the Second Lien Loan, for a total discount recorded of $14.6 million. We incurred approximately $5.5 million in capitalized transaction fees.

As of September 30, 2010, we had received $53.5 million of proceeds from the ATA’s bankruptcy estate. We used $51.0 million and $1.5 million to reduce our outstanding debt during the year ended December 31, 2009 and during the nine months ended September 30, 2010, respectively, and $1.0 million was used for working capital purposes.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, or exchanges for equity or other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements and cash from financing sources, contractual restrictions and other factors.

Commitments and Contractual Obligations

Debt and Operating Lease Cash Payment Obligations. We finance our aircraft with operating leases and consequently do not include assets and liabilities (other than maintenance reserves) associated with operating leases in our consolidated balance sheets. The following table summarizes our material contractual obligations and commitments and their currently scheduled impact on liquidity and cash flows as of September 30, 2010. The following information is shown in thousands.

	Cash Payments Currently Scheduled
	2010	2011	2012	2013	2014	After 2014

Current and long-term debt	$1,742	$22,671	$20,416	$119,505	$72,500	$—
Cash interest payments on current and long-term debt	74	31,153	28,885	26,669	14,233	—
Payment-in-kind interest	—	—	—	—	22,464	—
Total debt payments	1,816	53,824	49,301	146,174	109,197	—
Operating leases(1)	37,146	151,061	120,280	99,626	52,078	103,331
Accrued post-retirement benefits(2)	211	449	493	585	667	4,220
	$39,173	$205,334	$170,074	$246,385	$161,942	$107,551

(1)   Amounts reflect fixed lease payments and do not include potential additional contingent aircraft lease payments based on the net income of World pursuant to a lease expiring in 2012.

(2)   Amounts reflect our expected contributions to the post-retirement health care benefit plan for certain World employees.

Amounts include scheduled interest payments. Interest on our Second Lien Loan is payable in cash at an annual rate of 12% and additional interest is payable in kind as additional Second Lien Loan amount at an annual rate of 6%. The interest payable in kind is reflected in the table above at maturity, with cash interest on the additional loan amount reflected when due.

Forward Looking and Cautionary Statements

This quarterly report contains forward-looking statements relating to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this quarterly report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘will’’ and similar terms and phrases, including references to assumptions, in this quarterly report to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by our forward-looking statements, including but not limited to the factors described in ‘‘Risk

Factors’’ and ‘‘Management’s Discussion and Analysis of Financial Conditions and Results of Operations.’’ These factors include without limitation:

• levels of military spending for the transportation of military personnel and cargo;

• our level of entitlement to the military’s spending;

• our fixed obligations;

• our competitive environment;

• our ability to secure and maintain any necessary financing for aircraft acquisitions and other purposes;

• economic and other conditions in regions in which we operate;

• governmental regulation of our operations;

• the outcome of various legal proceedings;

• relations with unionized employees generally and the effect and outcome of future labor negotiations;

• problems with our aircraft;

• increases in maintenance, security costs and insurance premiums;

• cyclical and seasonal fluctuations in our operating results;

• our ability to establish and maintain effective internal control over financial reporting;

• risks related to our divestiture and acquisition strategies, including the risks related to the integration of acquired businesses;

• terrorist attacks, political instability, and acts of war;

• significant disruptions in the supply of aircraft fuel;

• risks inherent in our industry, such as demand for military and commercial cargo air services; and

• other risks that we have described in ‘‘Risk Factors.’’

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. You should review carefully the sections captioned ‘‘Risk Factors,’’and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this quarterly report for a more complete discussion of these and other factors that may affect our business, financial condition and results of operations.

The forward-looking statements contained in this quarterly report reflect our views and assumptions only as of the date of this prospectus. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, principally related to foreign currency exchange rate risk.  Although some of our revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. We maintain minimal balances in foreign bank accounts to facilitate the payment of expenses. With respect to these balances, we do not view the exposure of currency exchange rate risk to be material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this report.

We identified a material weakness in our internal control over financial reporting as of December 31, 2009 primarily relating to the accounting for the non-routine transactions related to the ATA bankruptcy. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. Deficiencies were identified in connection with the consolidation of the bankruptcy trust and the tax consequences of the bankrupt entity due to the lack of sufficient technical resources related to these matters. We have hired additional tax and accounting management staff and have engaged professional services as necessary to remediate this weakness. While we believe we have taken the necessary steps to remediate this material weakness, we cannot assure you that our remediation efforts will be fully successful or that similar material weaknesses will not recur. See the risk factor entitled “Risks related to our Business—Failure to establish and maintain effective internal control over financial reporting may lead investors to lose confidence in our financial data” in our Registration Statement on Form S-4 filed November 8, 2010.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by us of the performance of ATA under that lease. The plaintiff is seeking (a) approximately $333,000 plus interest on the lease; (b) the greater of (i) $35 million or (ii) the current market value of the aircraft; and (c) attorneys’ fees and costs. The complaint filed by the plaintiff does not seek a specified dollar amount in interest claimed, but rather seeks interest as provided under the terms of the lease and under applicable New York law. The lease provides for interest rates of between 8.25% to 9.64% with respect to various amounts owed under its terms. The appropriate rate of interest and methodology to be applied in calculating interest are in dispute. The outcome of the litigation cannot be predicted and is dependent upon many factors beyond our control. See Note 10 to our unaudited condensed consolidated financial statements included in this quarterly report.

On June 11, 2008, the ATA bankruptcy estate (“ATA”) filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, against FedEx for breach of a three-year contract with ATA for military flying (the “FedEx Team Contract”).  FedEx thereafter filed a countersuit for damages in excess of $75,000 for ATA’s failure to perform (after cessation of operations) the FedEx Team Contract.  The counterclaim is solely posed against ATA and does not affect us or our operating subsidiaries.  On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages at $94.0 million.  This estimate included $66.0 million in lost military profits (for a portion of 2008 and all of FY 2009) under the FedEx Team Contract and $28.0 million in damages ATA incurred in acquiring a number of DC-10 aircraft to support the FedEx Team Contract (the “DC-10 Claim”).  On September 16, 2010, the court preliminarily granted FedEx’s motion in limine to exclude ATA’s DC-10 Claim.

On October 19, 2010, following a six day trial, a federal jury returned a verdict against FedEx and awarded ATA 100% of its $66.0 million claim for breach of contract and dismissed FedEx’s counterclaim in its entirety.  The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages.  On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest.  On November 18, 2010, FedEx filed three post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial.  The filing of post trial motions extends FedEx’s time in which to file an appeal (for 30 days after the court’s entry of an order disposing all motions).  ATA is expected to file a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 Claim for $28.0 million).

Pursuant to ATA’s Chapter 11 Plan approved by the U.S. Bankruptcy Court, 85% of any damages recovered by ATA from FedEx will be distributed to the Company, 7.5% will be distributed to former ATA employees and 7.5% will be distributed to certain ATA unsecured creditors.

If we receive ATA distributions totaling more than $5.0 million, we are obligated pursuant to the terms of the indenture governing the First Lien Notes to use all such distributions to offer to purchase at par any outstanding First Lien Notes, and then, if remaining distributions total more than $1.3 million, we must offer to prepay, without premium, indebtedness outstanding under the Second Lien Loan equal to the entire amount of such remaining distribution.  Any funds not so used would be available to us for general corporate purposes.

In addition, from time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Risk Factors — Risks Related to Our Business” in our Registration Statement on Form S-4 filed on November 8, 2010, which could materially affect our business, financial condition or future results, should be carefully considered.

Item 5.  Other Information

On November 9, 2010, we commenced an offer to exchange an aggregate principal amount of up to $159.5 million of our new 14% Senior Secured First Lien Notes due 2013, which we refer to as the exchange notes, for a like amount of our outstanding 14% Senior Secured First Lien Notes due 2013, which we refer to as the original notes, that are validly tendered and not withdrawn prior to the expiration of the exchange offer.  The form and terms of the exchange notes are identical in all material respects to the form and terms of the original notes, except that (i) the exchange notes are registered under the Securities Act, (ii) the transfer restrictions and registration rights applicable to the original notes do not apply to the exchange notes, and (iii) the exchange notes will not contain provisions relating to liquidated damages relating to our registration obligations.  The exchange offer will expire at 5:00 p.m., New York City time on December 14, 2010 unless we extend the offer.

We have proposed an initial public offering of our common stock pursuant to a registration statement on Form S-1 filed with the SEC on October 29, 2010. If consummated, we intend to use a portion of the net proceeds to us from the initial public offering to repay and retire all of our outstanding Second Lien Loan.  This expected use of net proceeds from the initial public offering represents our intentions based upon our current plans and business and market conditions.

To the extent the net proceeds to us from our initial public offering exceed the outstanding principal and interest on the Second Lien Loan, we intend to use the balance of the net proceeds to us from the initial public offering for working capital and other general corporate purposes. We may elect to use a portion of the net proceeds from the offering to purchase or lease additional aircraft. We have no binding commitments to purchase aircraft, and except for the leases described in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources,’’ we have no binding commitments to lease additional aircraft. In addition, we may elect to use a portion of the net proceeds from the proposed initial public offering to redeem up to $54 million in aggregate principal amount of the exchange notes. We may contribute some or all of the remaining proceeds after repaying the Second Lien Notes to Unrestricted Subsidiaries. To the extent we contribute proceeds to Unrestricted Subsidiaries, such proceeds would be held and used by subsidiaries that are not guarantors of the exchange notes, and therefore may not be available to meet the issuers’ obligations under the exchange notes.

There can be no assurance that our initial public offering will be completed and further that if completed, the net proceeds will be sufficient for the expected use of proceeds described above.

Item 6. Exhibits

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL AVIATION HOLDINGS INC. (REGISTRANT)

Date: November 24, 2010	By:	/s/ Robert R. Binns
Robert R. Binns Chief Executive Officer

Date: November 24, 2010	By:	/s/ William A. Garrett
William A. Garrett Executive Vice President and Chief Financial Officer