Form 10-K
period 2010-12-31
Global Aviation Holdings Inc.
filed 2011-03-29
CIK 1397867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NO. 333-167913

GLOBAL AVIATION HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4222196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 World Drive
Peachtree City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(770) 632-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Warrants to acquire shares of Common Stock, par value $0.0001 per share. Form 15 filed March 4, 2011 to deregister the Warrants.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.2 million computed by reference to the price at which the common equity was last issued prior to such date.

As of March 15, 2011 the number of shares of Common Stock, $.0001 par value, outstanding was 26,802,900.

Documents Incorporated By Reference

None

GLOBAL AVIATION HOLDINGS INC.

Forward Looking and Cautionary Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this annual report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” and similar terms and phrases, including references to assumptions, in this annual report to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

A number of important factors could cause actual results to differ materially from those indicated by our forward-looking statements, including but not limited to the factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” These factors include without limitation:

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

•                  risks inherent in our industry, such as demand for military and commercial cargo air services; and

•                  other risks that we have described in “Risk Factors.”

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. You should review carefully the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and “Business” in this annual report for a more complete discussion of these and other factors that may affect our business, financial condition and results of operations.

The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this annual report. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Part I

Item 1. BUSINESS

Overview

We are a provider of customized, non-scheduled passenger and cargo air transport services, offering our customers a wide range of aircraft types, configurations, payloads and capabilities. We operated in approximately 124 countries worldwide in 2010 and are the largest provider of contracted air transportation services to the U.S. military. We provide our services through our two operating air carriers, World Airways and North American. As of March 15, 2011, our combined operating fleet consisted of 28 wide-body and narrow-body leased aircraft, which support our two primary business lines: (1) military, which includes both passenger and cargo services and (2) commercial cargo air transport services. We also offer passenger charter services to customers in specialty markets.

Our two primary lines of business combine the recurring revenue base of our established military business with the growth opportunities provided by our commercial cargo service. This coupling reduces our business model’s vulnerability to economic downturns while positioning us to take advantage of opportunities as the global economy strengthens. Nearly all of our military and commercial cargo customer contracts provide for fuel expense pass-throughs or reimbursements, significantly reducing our exposure to fuel price volatility.

We have been flying for the military since 1952 and are the largest provider of military transport services in the AMC international program. The U.S. military, through the Air Mobility Command (AMC), relies on commercial air carriers for more than 90% of its passenger and 40% of its international air cargo needs. For the year ended December 31, 2010, our share of total AMC passenger spending was 50%, and our share of total AMC cargo spending was 12%, which on a combined basis represent 34% of total spending in the AMC international program. We are the only provider of both passenger and cargo air transport services to the AMC.

Our Strengths

Our business, contractual arrangements and aircraft provide us with a competitive advantage.

Our cost-plus type contracts with the military are not bid based on price but rather are awarded based on team entitlement and priced using the average costs of all participating air carriers, weighted by flights flown in the AMC international program, plus a fixed operating margin. We are compensated on a per mission basis based on the mission’s route and the aircraft type employed, at a fixed rate, regardless of the number of passengers or tons of freight actually flown. This operating and payment mechanism promotes a recurring revenue base with predictable margins. Our military business also benefits from attractive payment terms and certainty of collections.

Our business model generally insulates our profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expense for an air carrier. Under our military contracts and most of our commercial passenger and cargo charter arrangements, our customers are responsible for the cost of jet fuel. In 2010, approximately 96% of our block hours were flown under either military or ACMI (aircraft, crew, maintenance and insurance) arrangements, in which the customer assumed the risk of fuel price volatility.

We have a range of aircraft types in our fleet, which allows us the flexibility to cross-utilize the same aircraft in our military and commercial businesses, thereby maximizing aircraft usage and revenue while reducing unit costs. For example, we use the same fleet of freighter aircraft in the military business to transport military cargo to the Middle East and then to transport commercial cargo on return trips via Asia to the United States. In addition, our combined fleet provides the military and our commercial customers a complete range of aircraft with long-range capability that can meet most of their operational requirements.

Our freighter aircraft fleet is younger on average than that of a majority of our principal competitors in the ACMI market, resulting in relatively lower maintenance costs and higher fuel efficiency. All of our freighter aircraft are modern and are equipped with contemporary, digital, two crewmember cockpits. These cockpits provide us with a cost advantage over older wide-body freighter aircraft, such as the B747-200 and DC-10, which require a third pilot or flight engineer to operate all flights.

Our Strategy

Our strategy is to continue to be the leader in providing air transport services to the military while growing our commercial business.

We plan to maintain our leadership in the AMC international program by maximizing our team’s aircraft commitments to the Civil Reserve Air Fleet (CRAF), engaging the military on program improvements and continuing to match our aircraft offerings and capacity with the military’s needs. We also plan to grow our military and commercial cargo businesses by using our MD-11 and B747-400 freighter fleets to meet the military’s desire to use more modern, fuel-efficient aircraft and to address a similar desire we expect to exist in the commercial sector.

Our commercial cargo strategy seeks to capitalize upon the continued recovery of the air cargo transportation market. Given the current and anticipated increased demand for commercial air cargo transportation in improving economic conditions, coupled with a reduction in airlift capacity caused by the retirement of older freighter aircraft, such as DC-10 freighters and B747-200 freighters, we believe our fleet has the right mix of freighters to service our customers’ needs. Across our industry, approximately 52% of B747-200 freighters have been retired between January 2008 and January 2011. As the global economy and international trade continue to recover, we intend to explore opportunities to grow our freighter fleet to meet increased demand. We have recently taken delivery of one leased B747-400 freighter and are scheduled to take delivery of the second before the end of March 2011, and entered into an arrangement to lease a MD-11 passenger aircraft, which was delivered in the fourth quarter of 2010.

We plan to grow our passenger charter business in certain specialty markets by leveraging our worldwide operating experience, our authority from the U.S. government and the long-range capabilities of our fleets. The U.S. carrier operating rights held by World and North American secure our access to the largest aviation market in the world. The traffic rights permitted under aviation bilateral agreements between the U.S. and a foreign country confer operating privileges that are limited to U.S. carriers and the airlines of the foreign contracting state. For example, while World and North American might have to compete with U.S. and Chinese carriers in respect of air traffic between the U.S. and China, they do not have to compete with third-country carriers in that market. Due to the size of the U.S. market, we believe this to be a significant advantage that World and North American hold over carriers licensed by countries with a small traffic base.

We use our aircraft and crew to service scheduled operators’ seasonal peak businesses. Our wide range of passenger aircraft offerings enable us to operate for a variety of customers, including servicing supplemental peak capacity flights and flights to new markets for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. We believe the experience developed from our military business gives us a competitive advantage in servicing customers that require the ability to change flight schedules on short notice or to operate in locations where most air carriers have limited experience and limited contacts with local vendors.

We plan to continue delivering safe, high quality service to our customers. In order to meet our customers’ needs, we prepare and train to operate in a variety of destinations, many of which are often remote. For example, North American is certified for extended twin-engine operations, referred to as ETOPS, in order to operate over-water up to 180 minutes from a landing field. World has received certification from the FAA to fly polar routings to reduce block hours on certain intercontinental flights.

Both World and North American maintain modern, computerized operations control centers, which, via satellite communications, enable real-time tracking of our aircraft, so that we can quickly troubleshoot issues and communicate with our customers. We carry a fly-away kit of spare parts on our aircraft and also frequently operate our flights with mechanics and operations personnel onboard.

As an integral part of our contract airlift business model, we maintain a competitive cost structure. We continuously seek opportunities to streamline our operations and reduce our unit costs. The following initiatives are currently underway:

•                  Streamline Operational Support Services—We are consolidating certain duplicate functions, including strategic sourcing for parts and services, travel arrangements for positioning crew, and engineering at World and North American into a single corporate organization charged with developing a more focused sourcing strategy and implementing operational process improvements, which we expect will ultimately drive additional cost savings.

•                  Simplify Fleet—We currently operate five wide-body and narrow-body passenger and cargo aircraft types. We have an on-going initiative to simplify our fleet and, in 2009, we began to replace and retire DC-10 passenger and freighter aircraft, and retired the remaining DC-10 fleet in early 2011. This fleet simplification will allow World to further streamline maintenance, support functions and flight crew training, as well as improving crew utilization across its two remaining cockpit types.

•                  Reduce Aircraft Lease Costs—We will continue to manage fleet capacity through near-term lease expirations and renewals. More than 85% of our aircraft lease contracts will expire over the next four years. Based on prevailing market conditions, we expect to be able to achieve significant reductions in aircraft rental or equivalent costs when we replace or renegotiate the operating lease terms of these aircraft. Current market lease rates are generally lower than the lease rates under our operating leases that we entered into in past years, reflecting changes in general economic conditions, the used aircraft market, and interest rates. For example, we signed operating leases for two B747-400 freighter aircraft in July 2010 that provide for significantly lower monthly lease rates than our prior leases for B747-400 freighter aircraft.

•                  Reduce Commissions—Outside studies sponsored by the military have indicated that the level of commissions paid by the charter carriers operating AMC flights to their non-flying carrier teammates should be reduced. In 2011, AMC program changes have been implemented that will have the effect of reducing our commission expense as a percentage of Military Charter revenue.

Military Passenger and Cargo

AMC/CRAF Arrangements.  The Department of Defense (DOD), through the AMC, relies on commercial air carriers for more than 90% of its passenger and 40% of its international cargo air transport needs. The AMC awards flights to teams of air carriers through annual contracts. The teams are comprised of U.S. passenger and cargo air carriers that pledge aircraft to the CRAF to be available for activation by the U.S. government in times of need. Since its inception in 1951, the CRAF has only been activated twice: during Operation Desert Shield/Storm in 1990-1991 and during Operation Iraqi Freedom in 2003. In times of normal operating demand, the substantial majority of AMC missions are flown by a handful of charter carriers, including World and North American.

Eligibility to participate in the AMC international program is limited to U.S. certificated air carriers that commit aircraft to the CRAF and can demonstrate a history of flight experience comparable to AMC missions, primarily international long range flights, with appropriate equipment, e.g., long range, overwater, heavy payload flights, access to flight crews and union rules that permit extended international missions with relatively short notice as to specific routes, and that otherwise meet rigid inspection, audit and qualification criteria.

The AMC allocates flights, or missions, to air carrier teams proportionally based on the number of entitlement points of each team. Each participating air transport carrier earns entitlement points under a formula devised by the AMC, based on the number, size and capability of its aircraft pledged to the program. The members of each team enter into arrangements to determine the allocation of flights among the team members. Team agreements often set out priority rights to operate certain flights and the commissions paid to team members contributing entitlement points in excess of their share of team flights. Air carriers that contribute entitlement points to a team in excess of missions flown are generally large commercial airlines. These legacy carriers do not generally operate AMC flights except during a CRAF activation because of the disruption it causes to their core businesses, the remoteness of the destinations and their crew work rule restrictions. It is typical within the AMC international program for charter carriers to align themselves with the larger legacy carriers to maximize their team’s entitlement. In return for the contribution of entitlement points, the legacy carriers are paid a commission out of the revenue a team receives for flying AMC missions. The AMC international program contracts are awarded annually and team arrangements and award allocations can change from year to year.

There are more than 20 air transport carriers participating in the AMC international program, the majority of which are organized into and participate in one of three teams: the Alliance Team, the FedEx Team and the UPS Team. World and North American are co-leaders of the Alliance Team and have been awarded the largest share of AMC passenger revenue in each of the last six fiscal years. Within the Alliance team, we currently have the right of first refusal to fly all long-range military passenger flights and MD-11 freighter flights, and a second priority position on all B747 freighter flights.

The AMC fiscal year 2011 contract provides that the AMC will begin awarding carriers entitlement points based on their past flying instead of solely based on the number of aircraft they pledge to the CRAF. This change will benefit charter carriers with smaller fleets, such as World and North American, that fly day-to-day military missions. In addition, for government fiscal year 2010 and government fiscal year 2011, the AMC suspended a rule that reduced the number of entitlement points awarded to air carriers, such as World and North American, that derive more than 40% of their revenue from the AMC international program.

The AMC is also seeking ways to modernize the CRAF fleet, and we believe the AMC may make additional changes in government fiscal year 2012 to provide incentives for the use of modern aircraft. Based on our discussions with AMC we believe all of our aircraft would qualify for these incentives. If these changes are implemented, the proportion of entitlement points awarded to us would likely increase, making us less reliant on paying commissions to other team members for their entitlement.

We are paid by the AMC for flights based on the average costs of operations for all participating air carriers, weighted by the number of flights actually flown in the AMC international program, plus a fixed percentage margin, which the AMC sets annually. These rates are based on the capacity of the aircraft required by the AMC for a mission (measured in seats or tons), and the mileage of the mission. In addition, the AMC reimburses us for our fuel costs, eliminating our exposure to the risk of fuel price volatility. We render our invoices promptly after the completion of a mission and generally receive payment within 20 days of submission.

AMC rates for governmental fiscal year 2011 are down 5.2% for the large passenger category, down 5.5% for the medium passenger category and down 2.0% for the large cargo category.  The Company operates flights in each of these categories.  The fiscal year 2011 rates are down generally due to lower general escalation as measured in the base period, cost basis changes at other CRAF carriers and expected changes in the Company’s costs related to its DC-10 fleet. The AMC has audit and inspection rights under our contracts, both with respect to our mission operating costs and compliance with the regulatory requirements of the program. In addition, the AMC measures our on-time performance, reliability and other similar performance measures. For example, beginning in 2011, we are required to maintain 95% passenger and 92% cargo controllable on-time reliability record on a three-month rolling basis as measured by the DOD. Our right to fly missions can be affected by our performance.

Military Passenger.  We have been transporting troops and their families around the world since 1952 during times of both conflict and peace and we are the largest provider of air transport passenger services to the U.S. military. In 2010, we operated more than 1,400 passenger trips for the military using World and North American aircraft.

We believe the military’s demand for international passenger air transport services will remain significant even following further troop withdrawals from Iraq as a result of deployments to the many U.S. military bases located throughout the world. In 2010, in addition to the U.S. military personnel stationed in Iraq and Afghanistan, there were approximately 59,000 personnel stationed in other parts of the Middle East and Central Asia. Deployments outside those regions in locations such as Europe, Japan and South Korea totaled approximately 140,000 personnel. In 2008, we were the first carrier to begin operating passenger flights directly into Iraq, saving the military the time and cost of connecting troops from Kuwait. Over the last decade, we have supported many military operations including the following:

Year	Operation
2010	New Dawn (Iraq Region)
2010	Haiti Relief (Haiti)
2010	Juniper Stallion (Israel)
2010	Flintlock (Mali)
2010	BALTOPs (Latvia & Estonia)
2009	Falcon Talon (Oman)
2008–2010	African Lion (Morocco)
2008	PANMAX (El Salvador)
2007–2009	Shared Accord (Mozambique)
2007–2008	Iron Falcon (United Arab Emirates)
2005, 2007, 2009	Talisman Saber (Australia)
2003–2004	Cope Tiger (Thailand)
2003–2010	Iraqi Freedom (Iraq Region)
2001–present	Bright Star (Egypt)
2001–present	Enduring Freedom (Afghanistan Region)
2001–2009	Northern Edge (Alaska)
2000 to 2010	Balikatan (Philippines)
1999–present	Cobra Gold (Thailand)
1999–present	Ulchi Focus Lens (Korea)
1999–2005	Joint Guardian (Kosovo)
1999–2004	Joint Forge (Bosnia)
1999–2003	Northern Watch (Turkey)
1999–2003	Southern Watch (Saudi Arabia Region)
1999–2001	Phoenix Duke (Macedonia)
1999	Phoenix Hump (Egypt)

While many of our flights operate between multiple U.S. commercial airports or military bases to overseas training exercise locations and contingency destinations, we also operate recurring flight schedules for the military, some of which are contracted and scheduled up to a year in advance. Among these are Patriot Express routings that operate weekly between certain U.S. gateways and overseas bases. We also operate “R&R” missions for the military in which troops are granted approximately fifteen-day leaves of absence back into the U.S. during overseas deployments.

The World fleet consists of large class wide-body MD-11 passenger aircraft while the North American fleet consists of the medium class wide-body B767 and narrow-body B757 aircraft. AMC passenger business awarded to us is flown by World or North American based on the passenger requirements and range of the specific mission.

Military Cargo.  We are the only provider of both passenger and cargo air transport services to the military. We have successfully grown our military cargo business in recent years with freighter aircraft provided by World. One factor in generating that growth is the military’s increasing use of large contoured cargo freighters, which began in 2007. World’s MD-11 freighter has an advantageous payload design and is modern, younger, and approximately 32% more fuel efficient than the B747-200 freighter, traditionally used for military air cargo transport. The AMC has indicated that it intends to direct approximately 20% of its wide-body cargo transport requirements to contoured freighters. As the largest operator of MD-11 freighter flights for the AMC, we are well-positioned to benefit from this greater use of contoured freighters.

Another factor in the growth of our military cargo business is the increased use of the B747-400 freighter, with its greater fuel efficiency and increased payload compared to the older B747-200 freighter. In 2009, we began to operate our B747-400 freighters for the military transporting, among other things, mine-resistant, ambush-protected all-terrain vehicles (M-ATVs) to Afghanistan. In government fiscal year 2010, the AMC began offering certain B747 freighter missions that would only be performed by the higher-payload B747-400 at a higher rate of pay per mile. In the government fiscal year 2011, the AMC began offering all B747-400 freighter missions at a higher rate of pay per mile.

In addition to offering the military attractive fleet characteristics, we also work collaboratively with the military to develop innovative solutions to better address its air transport needs. For instance, we were the first carrier to load six M-ATVs on a B747 freighter mission, saving 16% on unit transportation costs for the military. We also recently worked with the military to identify ways to better utilize the MD-11 freighter to fly greater payloads with greater frequency.

Commercial Cargo

We conduct our commercial cargo business through World, which operates freighter aircraft primarily under contracts pursuant to which we provide the aircraft, crew, maintenance and insurance at a fixed rate per block hour. These contracts, known as ACMI contracts, provide our air cargo customers with the flexibility to outsource their cargo aircraft requirements, add supplemental capacity in existing markets and serve increased demand in seasonal markets, without reactivating older freighters or acquiring new freighters and related resources, such as flight crews. Under ACMI contracts, the customer is responsible for paying most operating expenses, including fuel. Our ACMI contracts include provisions whereby the customer commits to paying for a minimum amount of block hours each month, at a pre-determined block hour rate. Some of our contracts provide the customer a lower block hour rate for block hours flown above specified minimums. Our current ACMI cargo customers include ANA Aviation Services, Cargolux, Etihad Airways and Jade Cargo.  We also enter into full-service charter contracts with customers for which we are paid a higher block hour rate, but assume responsibility for fuel, handling, landing and other operating expenses.

Many of our full service commercial cargo contracts are operated as flights returning to the United States after the completion of a one-way military mission. The military pays a “one-way” rate for these missions, which includes additional compensation for the empty return flight to the United States. Instead of flying an empty aircraft directly back to the U.S., we are able to take advantage of the imbalanced Asia-Pacific -U.S. trade flows by contracting a charter flight for that route. For example, aircraft returning to the United States from one-way missions to Afghanistan have frequently contracted commercial cargo charters from Asia-Pacific to the United States. This allows us to position the aircraft for our next military mission and increase our commercial cargo revenue. The revenue from the full service commercial charter more than offsets the expense of the time and extra distance flown.

We believe that our modern, reliable, fuel-efficient fleet is particularly attractive to our commercial cargo customers. We are the largest ACMI operator of the modern MD-11 freighter and, in 2008 we introduced the modern B747-400 freighter into our fleet.

Commercial Passenger Charter

We provide ACMI and full service passenger charters to government and commercial customers in certain specialty markets, including operating supplemental peak capacity flights for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. Our range of passenger aircraft offerings enable us to operate for a variety of customers, including servicing supplemental peak capacity for other air carriers, political campaigns, professional sports teams, tour operators and concert tours.

Our commercial passenger charters are operated by World or North American depending on the customer specification and preference for aircraft capacity and range.

Our Aircraft Fleet

A core concept of our business model is having a flexible aircraft fleet, which has allowed us to cross-utilize the same aircraft in our military and commercial businesses to maximize aircraft utilization. As of March 15, 2011, our combined fleet consisted of 28 leased passenger and freighter aircraft, as described in more detail in the table below:

Aircraft Type	World	North American	Average Year of Manufacture
Boeing 757-200 (passenger)	—	4	1998
Boeing 767-300ER (passenger)	—	5	1995
Boeing 747-400 (freighter)	3	—	1994
McDonnell Douglas MD-11 (freighter)	9	—	1992
McDonnell Douglas MD-11 (passenger)	7	—	1992
	19	9

To meet increased cargo demand, World has taken delivery of one additional leased B747-400 freighter in January of 2011, and will take delivery of a second later in the first quarter of 2011, each for a period of 72 months. In addition, World entered into an agreement to lease an MD-11 passenger aircraft, which was delivered during the fourth quarter of 2010.

We believe our staggered and relatively short lease terms allow us to respond and restructure our fleet costs as demand for our services changes. We also believe it will permit us the ability to renegotiate aircraft lease terms on more favorable terms over the next few years based on market conditions. We will carefully evaluate opportunities to acquire additional aircraft to grow our business.

All of our freighter aircraft are equipped with modern, digital, two-man cockpits, which provide us with a cost advantage over older wide-body freighter aircraft, such as the B747-200, that require a third pilot or flight engineer to operate all flights.

Our cargo fleet is built around the modern MD-11 freighter, which we believe, at full payload, provides the lowest transport costs per ton among large freighter aircraft for flights of more than 6 hours in length. We are the only significant ACMI operator of the MD-11 freighter. The MD-11 is also attractive to some of the largest air cargo companies, such as UPS, FedEx and Lufthansa, that already operate significant MD-11 freighter fleets. The MD-11 is particularly well-suited for operations within the following trade lanes due to its fuel and overall trip efficiency:

North America/South America	Europe/Middle East	Middle East/Africa
North America/Europe	Europe/Africa	Middle East/Asia
North America/Northeast Asia

We introduced the modern B747-400 freighter into our fleet in 2008. The B747-400 is the largest commercial freighter currently in service, with greater payload capacity and range, better fuel efficiency and lower operating costs than the prior-generation B747-200 freighter, which is still operated by many of our competitors. The B747-400 freighter is typically used for long-range, large payload flights such as between Asia-Pacific and North America or Europe. The combination of capacity, range, fuel efficiency and cost characteristics of the B747-400 freighter results in lower unit costs for our military and ACMI contract customers, and reduces our operating expenses with respect to our full service contracts.

All of our aircraft and related engines are subject to operating lease agreements under customary lease terms with the various lessors. Under the terms of these agreements, we are required to return the aircraft or engine in an agreed-upon condition at the end of the lease. Although title remains with the lessor, we are responsible during the lease term for maintenance, servicing, insurance, repair and overhaul. As of December 31, 2010, scheduled aircraft and non-aircraft future minimum lease payments having non-cancelable terms of more than one year were approximately $531 million. For more information, see Note 5 to the consolidated financial statements included elsewhere in this annual report.

Competition

Our military passenger and cargo transport business is conducted through the AMC international program under one-year contracts with the military, for which we have made available a substantial number of our aircraft to be used by the military in support of its operations. We operate these flights as part of the AMC international program’s entitlement-based contracts.

A number of factors affect the amount of AMC business we are awarded. These factors include the number and type of aircraft we make available to the AMC international program, the number of other independent air carriers wishing to operate AMC international program missions, the willingness of scheduled service or dedicated cargo air carriers to commit aircraft to the CRAF and the manner in which AMC international program entitlement points are awarded. We endeavor to participate in a large team to maximize entitlement points available to team members. Within the team, we seek to maximize our percentage of team flights flown, both by our participation in the team leadership and by negotiating priority positions within the team for flights for which our aircraft are well suited. In the event we receive a reduction in our awards under the AMC international program, we intend to re-deploy available aircraft to our other lines of business.

The market for commercial cargo services is highly competitive. We believe the most important bases for competition in the commercial cargo charter business include the fuel and trip efficiency of the aircraft fleet, the payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the air transportation services provided.

The MD-11 freighter, although a smaller part of the overall ACMI air cargo market, has increasingly become an attractive alternative to the B747-200 freighter due to its efficiency and capacity characteristics. As the largest operator of ACMI MD-11 freighters, we are well positioned for payloads that do not require the capacity of a B747 freighter. We do not have direct competition with air carriers operating ACMI MD-11 wide-body freighters, although we compete on an indirect basis with operators of other types of wide-body freighter aircraft.

For larger cargo requirements traveling longer distances, we acquired our first two B747-400 freighters in 2008. We have contracted and have begun taking delivery of two additional B747-400 freighters in the first quarter of 2011. The B747-400 freighter is substantially more efficient than the predecessor B747-200 series and is also well positioned to compete for long-haul large payload ACMI customer requirements. Our principal direct commercial cargo competitors in the B747-400 freighter ACMI market include Atlas Air, Air Atlanta Icelandic and Kalitta Air. Atlas Air currently operates over 20 B747-400 aircraft. Certain of our principal competitors have ordered Boeing 747-8 freighters and others have ordered B777 freighters, which could increase competition for long-haul large payload ACMI customers that we currently serve with our B747-400s. We believe, however, that because of the higher expected costs associated with operating B747-8 freighters and B777 freighters, any such competition will only affect a limited number of customers in the ACMI long-haul large payload sub-market.

The competition in our passenger charter business is highly fragmented and includes both charter airlines and scheduled service airlines seeking to use marginal capacity. We believe that the most important criteria for competition in the passenger charter business include the range and passenger capacity of the aircraft, price per seat and the flexibility and reliability of the air transportation service provided. In addition to competing with the major U.S. airlines that use their excess capacity for charters, we compete with specialty charter airlines such as Omni Air International, Ryan International Airlines and Miami Air. Many international scheduled and charter airlines also compete for charter business on non-domestic routes.

Employees

As of December 31, 2010, we employed approximately 1,237 personnel at World, 694 personnel at North American and 81 personnel at our holding company, excluding employees on leave as footnoted below. The following table summarizes our personnel represented under collective bargaining agreements:

Employee Group	Number of Employees	Union	Contract Status
World:
Cockpit Crew(1)	445	IBT(3)	In negotiations
Flight Attendants(1)	375	IBT	Amendable as of 9/30/2012
Dispatchers	12	TWU(4)	Amendable as of 12/31/2013
North American:
Cockpit Crew(2)	169	ALPA(5)	Amendable as of 11/1/2012
Flight Attendants(2)	264	IBT	In negotiations

(1)                                  Excludes 9 cockpit crewmembers and 73 flight attendants on leave.

(2)                                  Excludes 6 cockpit crewmembers and 4 flight attendants on leave.

(3)                                  International Brotherhood of Teamsters.

(4)                                  Transport Workers Union.

(5)                                  Air Line Pilots Association.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act. Under the Railway Labor Act, collective bargaining agreements generally contain “amendable dates” rather than expiration dates. The Railway Labor Act requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage bargaining process overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement or the National Mediation Board releases the parties to “self-help” such as strikes and lock-outs. We have only encountered one such “self-help” situation, when the World pilots conducted a nine-day strike in January 2006.

While we believe we have good relations with our employees, any prolonged dispute with employees or work stoppages, regardless of whether the affected employees are represented by a union, could have a material adverse effect on our business, financial condition and results of operations. However, under our collective bargaining agreements, our flight crews are not permitted to strike on military flights.

Flight Operations and Aircraft Maintenance

Each of our subsidiaries maintains a 24-hour operations center to enable the worldwide dispatch of our aircraft. We are able to dispatch maintenance and operations personnel and equipment as necessary to support flight operations around the world. Each of our subsidiaries uses both internal staff and third-party maintenance providers to maintain our aircraft under programs approved by the FAA.

Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the FAA. The timing of scheduled maintenance is dependent on a number of factors relevant to the particular aircraft involved, including the type of aircraft and the number of calendar months, the number of block hours flown and the number of departures since the last scheduled maintenance. Unscheduled maintenance typically relates to unexpected parts breakage or damage. The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the aircraft or engines or due to FAA airworthiness directives. Costs related to unscheduled maintenance are unpredictable.

Under the FAA airworthiness directives issued pursuant to its aging aircraft program, we are subject to extensive aircraft inspections and may be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the program, the FAA has issued airworthiness directives requiring additional aircraft modifications. It is possible that additional airworthiness directives applicable to the type of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such airworthiness directives could be substantial.

Insurance

We carry the types and amounts of insurance that we believe to be customary in our industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers’ compensation.

Following the terrorist attacks of September 11, 2001, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The U.S. government provides us with such “war-risk” insurance coverage through a program that currently is set to expire on September 30, 2011. We expect this government coverage to continue to be available for the foreseeable future, but if the government ceases this program and we must rely on commercial aviation insurers who provide war-risk coverage with substantially less desirable terms, then we may experience a material adverse effect on our financial condition and results of operations.

Regulation

General.  We are subject to regulation by the Department of Transportation (DOT), the Federal Aviation Administration (FAA), the Transportation Security Administration (TSA) and numerous other governmental agencies as well as the equivalent agencies in foreign countries.

The DOT principally regulates economic matters affecting air service, including air carrier citizenship, certification and fitness, insurance, operations for other carriers, allocation of route rights, authorization of proposed scheduled and charter operations, allocation of certain airport slots not controlled by the FAA, consumer protection and competitive practices. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, order carriers to cease and desist from violations, revoke operating authority and seek criminal sanctions by referring criminal matters to the Department of Justice. Our air carrier certificates, originally issued to North American in 1990 and to World in 1948, authorize us to engage in scheduled air transportation within the United States, its territories and possessions and to various overseas destinations and to perform charter trips on a worldwide basis. The DOT may revoke or suspend any of these certificates, in whole or in part, for intentional failure to comply with certain provisions of the U.S. Transportation Code, or any order or regulation issued thereunder, or any term of such certificate after notice to the certificate holder and an opportunity to appeal. The DOT also may impose conditions or restrictions on air carrier certificates. Certain long-term ACMI agreements require separate authorization from the DOT.

The FAA primarily regulates flight operations and aircraft maintenance, particularly matters affecting air safety, including airworthiness requirements for each type of aircraft, the licensing of pilots, mechanics and dispatchers and the training of flight crew and flight attendants. The FAA requires each carrier to obtain an operating certificate authorizing the carrier to conduct certain operations using specified equipment. We have, and maintain, FAA certificates of airworthiness for all of the respective aircraft of World and North American, and have the necessary FAA authority to conduct all operations that each carrier currently performs.

If we fail to comply with FAA regulations, the FAA has the authority to modify, suspend temporarily or revoke permanently our authority, or that of our licensed personnel, to provide air transportation, after providing notice and opportunity for a hearing. The FAA can institute proceedings for the imposition and collection of civil penalties for the violation of certain FAA regulations. The FAA can revoke our authority to provide air transportation on an emergency basis, without providing notice and a hearing, where significant safety issues are involved. The FAA monitors our compliance with maintenance, flight operations and safety regulations, maintains onsite representatives and performs frequent spot inspections of our aircraft, employees and records.

The FAA also has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates extensive recordkeeping practices for aircraft maintenance.

The civil aviation security functions of the FAA were transferred to the TSA pursuant to the Aviation and Transportation Security Act. The TSA operates under the Department of Homeland Security and is responsible for all civil aviation security, including passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, and security research and development. The TSA also has law enforcement powers and the authority to issue regulations. In cases of a national emergency, it may issue regulations without a notice or comment period.

Based upon bilateral or multilateral aviation agreements between the United States and other nations, or, in the absence of such agreements, comity and reciprocity principles, we, as charter carriers, are generally not restricted as to the frequency of our flights to and from most foreign destinations. These arrangements generally allow us to carry passengers and cargo on flights between the United States and foreign destinations with considerable flexibility as to the intermediate points that may be served. Where charter services are not specifically authorized under these aviation agreements, they must be specifically approved by the civil aeronautics authorities in the relevant countries. Approval of such requests is typically based on considerations of comity and reciprocity and cannot be guaranteed. Charter provisions specifying the terms and conditions under which charter traffic may be carried are generally established either by the terms of the applicable bilateral agreement or by the country of origin of the charter traffic.

We believe that we are currently operating in material compliance with DOT, FAA and TSA regulations and hold all necessary operating and airworthiness authorizations and certificates. A modification, suspension or revocation of any of our DOT or FAA authorizations or certificates could have a material adverse effect on our financial condition and results of operations.

CRAF.  By participating in the CRAF program, we have committed that the DOD may activate our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft and commercial aircraft flown for the AMC under normal, voluntary charter arrangements. Only twice, during Operation Desert Shield/Storm in 1990 and again during Operation Iraqi Freedom in 2003, has the CRAF been activated. CRAF program participation makes us eligible to bid on and be awarded certain contracts with the military for non-emergency airlift requirements. The DOD audits our operations, maintenance and safety procedures every two years.

Foreign Ownership.  Under federal law and DOT regulations, we must be a citizen of the United States as defined by DOT. In this regard, we must be incorporated under the laws of the United States or one of the states, our president and at least two-thirds of our board of directors and key management officials must be U.S. citizens and not more than 25% of our voting interest may be owned or controlled by non-U.S. citizens. In addition, under existing precedent and policy, actual control of our Company must reside with U.S. citizens. As a matter of regulatory policy, the DOT has stated that it will not permit aggregate equity ownership of a domestic air carrier by non-U.S. citizens in an amount in excess of 25% in the case of ownership by citizens of countries not having liberal “open skies” bilateral agreements. Citizens of countries having open skies bilateral agreements may own additional non-voting equity taking the total foreign equity to 49%. We currently are in compliance with these ownership provisions.

Other Regulations.  Various aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT, the FAA and the TSA. Employee relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and employee unions arising under collective bargaining agreements. We also are subject to the jurisdiction of the Federal Communications Commission regarding the utilization of radio equipment. In addition, U.S. Immigration and Customs Enforcement, U.S. Customs and Border Protection and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of our aircraft, passengers and cargo to ensure compliance with U.S. immigration, customs and import laws. Moreover, while our aircraft are in foreign countries, we must comply with the requirements of similar authorities in those countries. The U.S. Commerce Department also regulates the export and re-export of our U.S.-manufactured aircraft and certain equipment.

We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve.

Future Regulation.  The U.S. Congress, the DOT, the FAA, the TSA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. In the past, during a period of fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. We cannot predict what other matters might be considered in the future by the FAA, the TSA, the DOT or the U.S. Congress, nor can we judge what impact, if any, the implementation of any future proposals or changes might have on our business.

Environmental Matters

Our operations are subject to comprehensive federal, state and local laws and regulations relating to pollution and the protection of the environment, including those governing aircraft noise, the discharge of pollutants into the air and water, safe drinking water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of our operations require environmental permits and controls, and these permits are subject to modification, renewal and revocation by issuing authorities.

The federal government imposes noise restrictions on commercial aircraft operations. In addition, many airports, both domestic and foreign, have established restrictions to limit noise, which can include limits on the number of hourly or daily flights and the time of such flights, including curfews. These limitations serve to protect the noise-sensitive communities surrounding the airport. As a result, we have been and may continue to be required to reduce our hours of operation at particular airports, to install noise abatement equipment on our aircraft or to change operational procedures during takeoff and landing. At the present time, we believe that our aircraft and operated flights are in material compliance with these and other local noise abatement requirements to which we are subject. On occasion, World and North American have experienced irregular operations resulting in violations of these requirements. We do not believe that any such restrictions or violations will have a material adverse effect on our business, financial condition or results of operations.

At our aircraft maintenance facilities and the airports we serve, materials are used such as aircraft deicing fluids, fuel, oils and other materials that are regulated as hazardous under federal, state or local laws. We are required to maintain programs to protect the safety of the employees who use these materials and to manage and dispose of any wastes generated by the use of these materials in compliance with applicable laws. The EPA regulates operations, including air carrier operations that affect the quality of air in the United States, such as the discharge of aircraft emissions exhaust into the environment. We believe that World and North American have made all necessary modifications to their respective operating fleets to meet fuel-venting requirements and smoke-emissions standards. Although we believe that we are in compliance in all material respects with applicable environmental laws, we could incur substantial costs, including cleanup costs, fines, civil or criminal penalties, or third-party property damage or personal injury claims as a result of violations of or liabilities under, environmental laws or noncompliance with the environmental permits required for our operations. In addition, the adoption of new or more stringent requirements could increase the cost of our operations, require significant capital expenditures or result in material restrictions on our operations.

There is increasing global regulatory focus on climate change and greenhouse gas emissions. In particular, the United States and the European Union, or EU, have developed regulatory requirements that may affect our business. On June 26, 2009, the U.S. House of Representatives proposed or passed the American Clean Energy and Security Act of 2009. The current version of the proposed law would regulate greenhouse gas emissions through a cap and trade system. Several states have also developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. In late 2009 and early 2010, the EPA adopted regulations requiring reporting of greenhouse gas emissions from certain facilities, updating the renewable fuels standard and is considering additional regulation of greenhouse gases under the existing federal Clean Air Act. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. This legislation has been legally challenged in the EU but we may incur additional costs as a result of this legislation. While we cannot yet determine what the final regulatory scheme will be in the United States, the EU, or in any other areas in which we do business, such climate-related regulatory activity in the future may adversely affect our business and financial results.

Our History

Global was incorporated under Delaware law on January 26, 2006 under the name “New ATA Holdings Inc.” and acquired a controlling interest in ATA Holdings Corp. and ATA Airlines, Inc., on February 28, 2006. On August 14, 2007, Global acquired World Air Holdings, Inc., the parent company of World and North American. Following the 2007 acquisition, Global had three principal subsidiaries: ATA, World and North American. Each of these air transport companies specialized in military passenger and/or cargo transport. ATA and North American historically operated scheduled service and charter passenger service, while World operated passenger charter and ACMI cargo services. The scheduled service operations of both ATA and North American ceased in 2008. On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code primarily due to the unexpected and, we believe, wrongful termination by FedEx of ATA Airline’s military arrangement led by FedEx. See “Legal Proceedings” for a description of this litigation.

The Chapter 11 Plan of ATA was approved and confirmed on March 26, 2009 and became effective on March 31, 2009. ATA is in the process of completing an orderly liquidation of its assets and winding down its bankruptcy estate, and all remaining assets are held in plan trusts. We have already received distributions from the ATA bankruptcy estate, and we may be entitled to receive additional distributions in connection with the liquidation of ATA once the litigation against FedEx is resolved. Except for one pending matter involving an ATA aircraft lease guaranteed by us, we are aware of no further financial liabilities arising out of ATA or its bankruptcy. See “Legal Proceedings.”

Available Information

Our website address is http://www.glah.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(c) of the Securities and Exchange Act of 1934 are available free of charge through our website by clicking on “Our Company”, “At A Glance” page and selecting “Global Aviation Corporate Filings.” These reports will be available as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). These reports are also available through the SEC’s website at http://www.sec.gov. The information on these websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this annual report on Form 10-K. In addition we will provide paper copies of these filings (without exhibits) free of charge to our security holders upon request.

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks.

Risks Related to Our Business

We are highly dependent on revenues from our participation in the AMC international program, which are derived from one-year contracts that the DOD is not obligated to renew. If our revenues from this business decline from current levels, whether due to decreased demand, reduction in paid rates for flying, termination, non-renewal, modification or otherwise, it could have a material adverse effect on our business, financial condition and results of operations.

For the years ended December 31, 2010, 2009, and 2008, our revenues from our participation in the AMC international program represented approximately 82%, 82%, and 79% of our total revenues, respectively, excluding ATA. Our revenues and net income from the AMC are derived from one-year contracts that the DOD is not obligated to renew. Our current contract runs from January 1, 2011 through September 30, 2011. Any future military contracts awarded to us may be on less favorable terms.

In addition, the volume of AMC business available to us is sensitive to changes in national and international political priorities, troop deployments and the U.S. federal budget. We currently anticipate a decrease in troop deployments from 2009-2010 levels starting in 2011 and continuing into 2013, which can be expected to result in reduced military flying. It is possible that troop deployments could decline more significantly than anticipated as political or military priorities change.

Like all government contracts, our current contract with the military is conditioned upon the continuing availability of funds through legislative appropriations. The DOD may cancel the contract if appropriations become unavailable.

It is possible that AMC rates will decrease in future years, which could have a material adverse effect on our business, financial condition and results of operations.

Our AMC contracts contain various operational performance requirements.  These include on-time performance, availability of aircraft and crews to meet committed missions, and successful completion of inspections. Under our 2011 AMC contract, on-time performance requirements, as measured on a rolling three-month period, were increased from an 85% to a 95% schedule reliability rate for passenger operations.  The penalties for failing to meet the new requirements were expanded to include:  contract default and potential termination for failure to meet an 87% passenger schedule reliability rate; a potential loss of rights to fly expansion missions (additional missions beyond the fixed buy contract requirements) and a 2% penalty on revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving an 87% to 89% passenger schedule reliability rate; a potential penalty of 2% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 90% to 91% passenger schedule reliability rate; and a potential penalty of 1% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 92% to 94% passenger schedule reliability rate. Our North American operations have failed to meet these schedule reliability rates for the period from January 1, 2011 to date and, as a result, we expect that it will not meet the requirements for the initial rolling three-month period under its AMC contract.  Accordingly, the AMC could impose on North American a 2% penalty on revenue and disqualify it from further expansion missions for a period of time in the second quarter of 2011.  In the worst case, the AMC could terminate our North American AMC contract.

Because our contracts for the AMC international program are one-year contracts that the DOD is not obligated to renew, the DOD could change the structure and compensation of the AMC international program in future contracts. In 2011, we will begin the negotiation of the next memorandum of understanding addressing military rates which will go into effect beginning October 2012 and continue for five years. The rates are based primarily on carriers’ historical unit costs and inflation indices used by the AMC.  For the 2011 contract year, the calculated effective non-fuel rate for AMC missions is lower than in fiscal year 2010. AMC rates for fiscal year 2011 are down 5.2% for the large passenger category, down 5.5% for the medium passenger category and down 2.0% for the large cargo category.  The Company operates flights in each of these categories.  The fiscal year 2011 rates are down generally due to lower general escalation as measured in the base period, cost basis changes at other CRAF carriers and expected changes in the Company’s costs related to its DC-10 fleet.

The DOD can typically terminate or modify its contracts with us for convenience or for default by us or our teaming partners. If the DOD terminates our contract for convenience, our ability to recover any incurred costs is subject to the AMC having appropriated sufficient funds to cover the termination settlement costs. The costs of terminating for convenience may exceed the costs appropriated by the AMC in the applicable year, and the AMC may not have access to Congressionally-appropriated additional funding under such circumstances. Moreover, the DOD could terminate due to a failure to perform by us or, in limited circumstances, a failure to perform by our teaming partners. A termination arising from default may expose us to liability and have a material adverse effect on our ability to compete for future contracts. If the DOD terminates our contract for default due to the performance, or lack thereof, of one of our teaming partners, we are generally cross-indemnified by the defaulting teaming partner subject to limitations of liability set forth in our teaming agreement. If the AMC were to terminate its business with us or if our AMC business otherwise declines significantly, it would have a material adverse effect on our business, financial condition and results of operations.

Unpredictability and variability in military demand for our services could make it difficult to optimize the use and maintenance schedule of our aircraft fleet, which could adversely affect our business, financial condition and results of operations.

Predicting the precise timing of the military’s demand for our services can be difficult, particularly in light of the confidential nature of troop deployment schedules. Our inability to precisely forecast demand for our aircraft can hinder our ability to optimize the use of and maintenance schedule for our fleet. In circumstances where we have planned for significant demand from the military that does not materialize, we may be unsuccessful in reallocating our aircraft for use by commercial cargo or passenger services customers. The failure to reallocate our aircraft to commercial use and the resulting reduction in their utilization could have an adverse effect on our business, financial condition and results of operations. Similarly, in circumstances where we have committed aircraft to commercial contracts, we may not have aircraft for military missions.

Our revenues from our AMC business are sensitive to teaming arrangements both with respect to our team and competing teams. If one of our team members reduces its commitments or withdraws from the team, or if carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline. Any of these changes could have a material adverse effect on our business, financial condition and results of operations.

Each year, the AMC grants a certain portion of its business to different air carriers based on a point system. The number of points that an air carrier can accrue is determined by the number and type of aircraft pledged to the CRAF. Our operating subsidiaries along with the other air carriers in our team currently participate in the CRAF program and generate entitlement points for AMC business. Points from team members that do not fly AMC missions are used to increase the flights awarded to other team members that do fly AMC missions, such as World and North American, in return for a commission on the revenue derived from those points.

Continued participation by World and North American on the Alliance team is subject to significant risks. The formation of competing teaming arrangements, an increase by carriers from other teams in their commitment of aircraft to the CRAF program and the withdrawal of, or failure to renew a future teaming agreement with, any of the Alliance team’s current partners could materially and adversely affect the amount of our AMC business. There has been and continues to be significant consolidation in the air carrier industry. As a result of consolidation, we expect some air carriers may choose to join other teams. As a result of these changes, the Alliance team’s total share of entitlement points under the AMC international program will decrease for government fiscal year 2011. In addition, if any Alliance team member were to cease or restructure its operations or dispose of aircraft previously pledged to the CRAF program, the number of aircraft pledged to the CRAF program by the Alliance team could be reduced. Any of these developments could reduce the number of points allocated to the Alliance team and the Alliance team’s allocation of AMC business to us would likely decrease. If the military substantially reduces the amount of business it awards the Alliance team or if the Alliance team reduces the military missions it awards to us, we may not be able to replace the lost business and our business, financial condition and results of operations could be materially and adversely affected.

The costs we incur on our military missions may be greater than the amounts for which we are reimbursed by the AMC, which would reduce our profitability.

Under our contract with the DOD, we are paid on a cost-plus basis in which we receive a fixed rate per mission based on the route and aircraft type. The fixed rate is calculated using the average costs of all participating air carriers, weighted by flights flown in the AMC international program. The AMC sets the fixed rate for each AMC fiscal year using cost data for a 12-month period that ended 15 months prior to the start of such fiscal year as adjusted following consultation with the air carrier, multiplied by a weighted composite price index to account for cost increases in the industry. As a result, the actual operating costs of our military business may exceed the fixed rate, although those higher actual operating costs will provide the basis for the fixed rate used for missions flown in future contract periods. Should we incur unexpected costs for reasons outside our control, such as the additional costs we incurred to fly around the volcanic ash recently affecting flights over Europe, we are entitled to seek reimbursement from the DOD. Reimbursement is granted based on a reasonableness test. No assurance can be given, however, that any particular future increased costs would be adequately reimbursed, if at all. Insofar as the actual operating costs of our military business exceed the fixed rate paid by the AMC and such shortfall is not reimbursed, our profitability would be reduced.

If the DOD activates our aircraft pledged to the CRAF, the activated aircraft would not be available for other commercial use.

All of our aircraft are pledged to the CRAF and are therefore available for activation and use by the U.S. government in times of need. If the DOD activates our aircraft under the CRAF, we could not use them to serve commercial customers while they are used by the U.S. government pursuant to an activation. We cannot predict whether revenues from the DOD during the activation of our aircraft under the CRAF would be less than or more than would otherwise be generated by commercial customers. While our agreements with our commercial customers generally allow cancellation without penalty in the event of CRAF activation, activation could disrupt our operations, customer relationships and our competitive position as compared to charter operators with aircraft not pledged to the CRAF.

Our business could be adversely affected by an adverse audit by the U.S. government.

DOD contracts are routinely subject to audit by government agencies. Such an audit involves a review of our performance under our contracts, cost structure and compliance with applicable laws and regulations. It may also involve a review of the adequacy of, and our compliance with, our internal control systems and policies, including our management, purchasing, property, estimating, compensation, accounting and information systems. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of our government contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

While our revenues may vary significantly over time, a substantial portion of our operating expenses are fixed. These fixed costs may limit our ability to quickly change our cost structure to respond to any declines in our revenues, which could reduce our profitability.

To maintain our level of operations, a substantial portion of our costs, such as aircraft lease payments, crew, maintenance and facility costs, are fixed. Operating revenues from our business are directly affected by our ability to maintain high utilization of our aircraft at favorable rates. The utilization of our aircraft and our ability to obtain favorable rates are affected by many factors, including military requirements, global demand for passenger and cargo air transport services, global economic conditions, fuel costs and the deployment by our current and potential customers of their own aircraft, among others, which may cause our revenues to vary significantly over time. We are particularly vulnerable to reductions in demand due to our relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Accordingly, if our revenues for a particular period fall below expectations, we may be unable to proportionately reduce our operating expenses for that period.

We depend on a limited number of significant customers for our commercial cargo business, and the loss of one or more of these customers could materially and adversely affect our business, financial condition and results of operations.

We depend on a limited number of significant customers for our commercial cargo business, most of which is conducted pursuant to contracts that are set to expire in the next two years. There is a risk that our customers may not renew their ACMI contracts with us on favorable terms or at all. Entering into ACMI contracts with new customers may require a long sales cycle. Because we generally lease our aircraft pursuant to non-cancelable operating leases, we could be forced to maintain aircraft in our fleet while they produce little or no revenue. In addition, certain of our principal competitors have ordered Boeing 747-8 freighters and Boeing 777 freighters, which could increase competition for long-haul large payload ACMI customers. As a result, if our ACMI contracts are not renewed or can only be renewed on less favorable terms, and if we are not able to obtain other business in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.

We depend on certain levels of worldwide economic activity to operate successfully. A significant reduction in demand for air cargo transport could materially and adversely affect our business, financial condition and results of operations.

Our success is highly dependent upon the level of business activity and overall global economic conditions. The recent economic downturn has decreased and may continue to decrease the volume of world trade and materially and adversely affect demand for the services offered by our ACMI customers, such as a significant reduction in the production of time-sensitive inventories, perishables and packages that have historically been transported via air freight. We cannot predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery. We are particularly vulnerable to reductions in demand due to our relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels.

If we are unable to continue to lease aircraft at acceptable rates and terms in the future, or if we are unable to acquire compatible engines or spare parts, on terms favorable to us or at all, our business, financial condition and results of operations could be adversely affected.

All of our aircraft are leased. Our operating leases typically run from three to ten years from the date of delivery. We may face more competition for, or a limited supply of, leased aircraft, making it difficult for us to negotiate competitive terms upon expiration of our current operating leases or to lease additional capacity required for our targeted level of operations. If we are forced to pay higher lease rates in the future to maintain our fleet, our profitability would be adversely affected. Also, if available aircraft, whether by purchase or lease, are not compatible with the rest of our fleet in terms of takeoff weight, avionics, engine type or other factors, we would incur potentially significant costs of fleet induction and modification, and reduced efficiency of our operations. Any increase in demand could also impair our ability to obtain additional engines and spare parts on favorable terms or at all at the time needed for our operations or for the implementation of our growth plan.

We are highly dependent upon our operating cash flows due to our lack of an established line of credit or borrowing facility and we may be unable to maintain sufficient liquidity to provide for our operating needs.

We have no lines of credit or current access to a borrowing facility. We are therefore dependent upon our operating cash flows and cash balances to fund our operations and to make scheduled payments on our debt and other fixed obligations. Many air carriers, including ATA previously, have defaulted on debt securities and bank loans in recent years and have had their equity extinguished in bankruptcy reorganizations. This history has led to limited access to the capital markets by companies in our industry. We cannot assure you that any additional financing will be available on terms that are acceptable to us, if at all.

Our substantial operating lease obligations could adversely affect our financial condition and results of operations.

We have a significant amount of fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $531 million, and we may incur significantly more fixed obligations if we take delivery of additional aircraft and other equipment. For example, see “Business—Our Aircraft Fleet,” for recent expansions of our fleet. Our level of fixed obligations has important consequences for our business. These significant fixed obligations could:

•                  make it difficult for us to satisfy our debt obligations;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our flexibility in planning for, or reacting to, changes in our businesses and the industry and markets in which we operate and compete;

•                  affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; and

•                  place us at a competitive disadvantage to our competitors that have fewer fixed obligations.

If we are unable to make payments on our operating lease obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. We cannot assure you that any renegotiation efforts would be successful or timely, or that we would be able to renegotiate our obligations on terms acceptable to us, if at all.

The terms of our indebtedness contain various covenants that limit our financial and operating flexibility and in some cases require us to meet certain financial ratios and maintenance tests. The failure to comply with such ratios, tests and covenants could have a material adverse effect on our business, financial condition and results of operations.

The terms of our indebtedness contain restrictive covenants that impose significant operating and financial restrictions on us, including those that restrict our ability to:

•                  incur additional indebtedness, including indebtedness secured by any lien;

•                  create liens on assets, including leasehold interests;

•                  sell or otherwise dispose of assets;

•                  serve as guarantors of additional obligations;

•                  change lines of business;

•                  pay dividends and distributions or repurchase common stock;

•                  make investments, loans or advances;

•                  engage in certain transactions with affiliates, including certain payments to MatlinPatterson Global Advisers LLC and its affiliates;

•                  enter into sale and leaseback transactions;

•                  permit our consolidated cash flow, less capital expenditures, to fall below (i) $45 million for the period from September 30, 2009 through June 30, 2010 and (ii) $50 million thereafter, in each case, calculated quarterly on a trailing l2-month basis;

•                  engage in a merger, consolidation or sale or transfer of substantially all of our assets; and

•                  fail to hold any permit or authorization required to conduct business.

In addition, on June 30 and December 31 of each year, we are required to offer to purchase up to $10.0 million aggregate principal amount of the First Lien Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest thereon. The terms of our indebtedness also require mandatory prepayments regardless of whether there is excess cash flow. An anticipated failure to comply with the restrictions in any agreement governing our indebtedness may require us to seek a waiver and consent from the holders of our indebtedness.  For example, in March 2011, we entered into a Second Supplemental Indenture related to our First Lien Notes and a Second Amendment and Waiver related to our Second Lien Loan in order to receive covenant relief from complying with the requirement that our consolidated cash flow, less capital expenditures, exceed $50 million. We cannot assure you that we will be able to obtain any additional covenant relief, if required, in the future.  In addition, any failure to comply with the restrictions in any agreement governing our indebtedness may result in an event of default under those agreements. Such default may allow our creditors to accelerate our obligations under such indebtedness and such acceleration may trigger cross-acceleration or cross-default provisions in other debt or leases. Our assets and cash flow may not be sufficient to fully repay amounts outstanding under our debt instruments, either upon maturity or, if accelerated, upon an event of default.

Substantially all of our assets are pledged as collateral to secure our indebtedness, which may adversely affect our financial flexibility including our ability to obtain other loans or working capital lines of credit.

Our First Lien Notes are secured by liens on substantially all our assets, other than mobile equipment and rights under aircraft leases and other excluded assets. Accordingly, if an event of default were to occur under the First Lien Notes, the holders of the First Lien Notes would have a priority right to our assets, to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the First Lien Notes resulting in all or a portion of our assets being unavailable to satisfy the claims of our subordinated or unsecured creditors. Additionally, the holders of the secured debt would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors. In any such event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds there from. In addition, the pledge of these assets and other restrictions limit our ability to incur additional secured or unsecured indebtedness, to enter into a line of credit to support our working capital needs, or to sell or dispose of assets to raise capital, which could have an adverse effect on our financial flexibility.

Fuel price volatility could adversely affect our business, financial condition and results of operations.

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. While our military and ACMI contracts require our customers to pay for or reimburse us for aviation fuel, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. If our customers reduce their use of air freight, our business, financial condition and results of operations could be materially and adversely affected.

In addition, as a result of the timing of reimbursement under contracts providing for our customers to reimburse us for fuel costs, our working capital position may be adversely affected by significant increases in fuel costs, which could affect our liquidity.

Volatility in international currency markets may adversely affect demand for our commercial cargo and passenger services.

Although we price our services and receive our payments in U.S. dollars, many of our customers’ revenues are denominated in other currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. If there is a significant decline in the value of the U.S. dollar against other currencies, the demand for some of the products we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that were not released or discharged in either ATA’s or our predecessor’s bankruptcy proceedings.

On April 2, 2008, ATA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. The Chapter 11 Plan was approved and confirmed on March 26, 2009 with an effective date of March 31, 2009.

The terms of ATA’s Chapter 11 Plan provided that creditors of ATA that voted in favor of the Plan or accepted a distribution under the Plan were conclusively presumed to have released us from all claims that such creditors had against us relating to ATA based on events occurring on or before March 31, 2009, other than claims arising under our guarantees of ATA’s obligations. This provision of the Plan did not apply to the United States or its agencies, nor to claims that ATA’s secured lenders may have had against us under ATA’s term loan agreement and related loan documents or otherwise.

ATA also granted us a release of all claims that such creditors had against us based on events occurring on or before March 31, 2009, including derivative claims that might have been asserted on ATA’s behalf. This release excluded certain claims arising under specified provisions of the U.S. Bankruptcy Code or comparable provisions of non-bankruptcy law, referred to as “Affiliate Avoidance Actions.” The Affiliate Avoidance Actions were contributed to a trust for the benefit of ATA’s secured lenders. We cannot provide any assurance that any such claims will not be brought against us by parties not subject to this release. However, as of this date, no such Affiliate Avoidance Actions have been brought, and we believe that defenses to any such actions would exist.

As the guarantor of ATA’s performance with respect to certain of its contractual lease obligations, we have been subject to claims made by lessors of ATA’s aircraft leases, all but one of which have been settled. On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by us guaranteeing the performance of ATA under that lease. The plaintiff is seeking (a) approximately $333,000 plus interest on the lease; (b) the greater of (i) $35 million and (ii) the current market value of the aircraft and (c) attorneys’ fees and costs. The outcome of the litigation cannot be predicted and is dependent upon many factors beyond our control. See “Legal Proceedings.”

In addition, our predecessor, ATA Holdings Corp., emerged from Chapter 11 bankruptcy reorganization on February 28, 2006. Substantially all of the material claims against us that arose prior to the date of our predecessor’s bankruptcy filing were addressed during those Chapter 11 proceedings or were resolved in connection with the related Plan and Confirmation Order adopted by the U.S. Bankruptcy Court. In addition, the U.S. Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. Circumstances in which claims and other obligations that arose prior to the bankruptcy filing were not discharged primarily relate to certain actions by governmental units under police power authority, instances where we agreed to preserve a claimant’s claims, as well as, potentially, instances where a claimant had inadequate notice of the bankruptcy filing. In addition, claims against non-debtor subsidiaries, including foreign subsidiaries, are generally not subject to discharge under the U.S. Bankruptcy Code. To the extent that any pre-filing liability remains, the ultimate resolution of such claims and other obligations may have a material adverse effect on our business, financial condition and results of operations.

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in damage to our aircraft or cargo or harm to our employees.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of U.S. military activities, particularly in shipments to the Middle East. Some areas through which our flight routes pass are subject to geopolitical instability, which may increase the risk of a loss of, or damage to, our aircraft or its cargo, or death or injury to our personnel. While we maintain insurance to cover the loss or damage to our aircraft or cargo and injury to our employees, we do not have insurance against the loss arising from business interruption. It is difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale. Any loss or damage to our aircraft or cargo or injury to our employees could have a material adverse impact on our business, financial condition and results of operations.

Governments may restrict or revoke our authority to operate flights to or over countries.

We have authority to operate flights anywhere in the world that U.S. carriers are permitted to operate. However, either the U.S. or foreign governments could limit or restrict our authority to operate flights to or over specified countries due to security concerns, armed conflict, international disputes, or for other reasons. For example, certain foreign governments currently restrict the number of charter flights that can be operated to these countries. In light of such restrictions, we may not be able to serve customers seeking charter services to or that would require flying over such countries, and our business, financial condition and results of operations could be adversely affected.

Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure against all risks.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks, accidents and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. air carriers, purchased our war-risk coverage through a special program administered by the U.S. federal government through the Federal Aviation Administration (FAA). The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through September 30, 2011. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk insurance and may have difficulty in obtaining sufficient coverage.

There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenue from accidents or other adverse events. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our business, financial condition and results of operations. Additionally, while we carry insurance against the risks inherent to our operations, which we believe is consistent with the insurance arrangements of other air carriers, we cannot provide assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our insurance coverage, we would be required to pay the excess amount, which could be material to our business, financial condition and results of operations.

Union disputes, employee strikes and other labor-related disruptions may materially and adversely affect our business, financial condition and results of operations.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act. Under this Act, collective bargaining agreements generally contain “amendable dates” rather than expiration dates. The Railway Labor Act requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a lengthy, multi-stage series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement or the National Mediation Board releases the parties to “self-help.” After release by the Board, carriers and unions are free to engage in self-help measures, such as strikes and lock-outs.

Our employees are organized into five labor groups: World’s pilots and flight attendants and North American’s flight attendants are represented by the International Brotherhood of Teamsters; North American’s pilots are represented by the Air Line Pilots Association; World’s aircraft dispatchers are represented by the Transport Workers Union. The collective bargaining agreement covering World’s flight attendants was ratified in October 2007 and does not become amendable until September 2012. World’s collective bargaining agreement with its cockpit crew is currently in negotiations. The collective bargaining agreement covering World’s aircraft dispatchers will become amendable in December 2013. The collective bargaining agreement covering North American’s flight attendants is also currently in negotiations. The collective bargaining agreement covering North American’s cockpit crew was ratified in May 2008 and does not become amendable until November 2012.

We are subject to risks of work interruption or stoppage and we may incur additional expenses associated with the union representation of our employees. We cannot assure you that disputes, including disputes with any unions representing of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our business, financial condition and results of operations.

There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slowdowns, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could, individually or collectively, materially and adversely affect our operations and impair our financial performance. For example, in January 2006 there was a nine-day strike conducted by World’s pilots.

We may be liable for a share of any underfunding of the multiemployer defined pension plan in which some employees participate.

The flight attendants employed by World participate in a multiemployer defined benefit pension plan affiliated with the International Brotherhood of Teamsters. The plan’s actuary has certified that the plan is in critical status, determined in accordance with current pension plan funding rules. This means that the multiemployer plan has funding or liquidity problems, or both. As a result, our obligations to the multiemployer plan have increased and may be subject to further increases in the future. In addition, in the event of our partial or complete withdrawal from this multiemployer plan at a time when it is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. In the event that any other contributing employer withdraws from the multiemployer plan at a time when it is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits. Although the Company has no intention of voluntarily withdrawing from the multiemployer plan, if we were to do so, the plan’s actuaries have estimated our current share of withdrawal liability at approximately $15.9 million, subject to certain actuarial assumptions, including an interest rate of 6.75% and the 1983 GAM Mortality Table. Assessment of withdrawal liability could materially and adversely affect our business, financial condition and results of operations.

Our maintenance costs will increase as our fleet ages.

Our operating aircraft were manufactured between 1990 and 2001. In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft. Regulations of the FAA require additional maintenance inspections for older aircraft. We also need to comply with other programs that require enhanced inspections of aircraft, including airworthiness directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the individual characteristics of each aircraft or engine. It is possible that additional airworthiness directives applicable to the type of aircraft or engines in our fleet could be issued in the future and that the cost of complying with such airworthiness directives could be substantial.

Our business would be materially and adversely affected if a mechanical problem with any of our aircraft were discovered that caused such aircraft to be grounded while the problem is corrected, assuming it could be corrected at all. The FAA could also suspend or restrict the use of certain of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or that of another U.S. or foreign airline, while it conducted its own investigation.

Our reputation, business, financial condition and results of operations could be materially and adversely affected in the event of an accident or other incident involving any of our aircraft or the same types of aircraft we operate.

An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft, its consequential temporary or permanent loss from service and significant potential claims against us for injured passengers and others. Substantial claims resulting from an accident in excess of our insurance coverage would materially and adversely affect our business, financial condition and results of operations. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other air carriers, which could materially and adversely affect our business, financial condition and results of operations. Because our operating air carriers are comparatively small, an accident would be likely to materially and adversely affect us to a greater degree than it would a larger, more established air carrier. Such accidents may materially and adversely affect our reputation, business, financial condition and results of operations.

Due to our limited fleet size, if any of our aircraft becomes unavailable, we may suffer greater damage to our service, reputation and profitability than airlines with larger fleets.

As of March 15, 2011, we have an operating fleet of 28 leased aircraft. Given the limited number of aircraft we operate, if an aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, we could suffer greater adverse financial and reputational effects than larger air carriers if our flights are delayed or cancelled due to the absence of replacement aircraft. For example, our fleet includes only three B747-400s, which are in high demand in both our military and commercial cargo lines of business. If we are unable to operate those aircraft for a prolonged period of time for reasons outside our control, such as a catastrophic event or a terrorist act, our business, financial condition and results of operations could be disproportionately materially and adversely affected.

If we develop problems with any of our third-party service providers, our operations could be materially and adversely affected, resulting in a decline in revenue, increase in expenses or negative public perception about our services.

We rely upon others to provide essential services on behalf of our operations. This reliance upon others may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into outsourcing agreements with contractors to provide various services required for our operations, including aircraft maintenance, ground facilities operations and baggage handling. In addition to these existing agreements, it is likely that we will enter into similar agreements in any new regions we decide to serve. Any material problems with the efficiency and timelines of contract services under new or existing service agreements with third parties could have a material adverse affect on our business, financial condition and results of operations.

We could be adversely affected by a failure or disruption of our computer, communications or other technology systems.

We are heavily and increasingly dependent, particularly at our operations centers, on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. We have taken certain steps to help reduce the risk of some of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could adversely affect our operations, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our substantial net operating losses for federal income tax purposes could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have substantial net operating losses (NOLs) and other tax attributes for U.S. federal income tax purposes in prior years that we may carry forward (currently, generally up to 20 years), subject to certain limitations, to offset and reduce our current and future U.S. federal taxable income and U.S. federal income tax liabilities. As of December 31, 2010, we have U.S. federal NOL carryforwards totaling approximately $215.5 million, of which approximately $2.7 million are subject to annual utilization limitations pursuant to the Internal Revenue Code, or IRC, Section 382. If not utilized, our NOL carryforwards will begin to expire in 2019.

IRC Section 382 contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to use its NOL carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Although we believe our initial public offering, if completed, will not result in an ownership change, we could experience an ownership change for purposes of IRC Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock by 5%, or greater, stockholders. An ownership change that is the result of a future transaction with respect to our stock likewise would limit our ability to use our NOL carryforwards and to recognize certain built-in losses after the date such ownership change were to occur. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of NOL carryforwards and certain built-in losses after such change equals the applicable long-term tax exempt rate (currently roughly 4%) times the value of our stock immediately before the ownership change. Depending on the resulting limitation, a substantial portion of our NOL carryforwards and other tax attributes could expire before we would be able to use them. Our inability to use our NOL carryforwards or certain built-in losses to offset taxable income generated in the future could have an adverse effect on our financial condition and results of operations.

Our assets as of December 31, 2010 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. As of December 31, 2010, our deferred tax assets (most of which were netted against our deferred tax liabilities on our consolidated balance sheet) were approximately $117.5 million, an increase from a balance of approximately $115.2 million at December 31, 2009. Our deferred tax assets are comprised primarily of the expected tax savings from the utilization of our NOL carryforwards. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Although we believe our initial public offering, if completed, will not result in an ownership change, an ownership change under IRC Section 382 that occurs in the future could affect our ability to realize fully these deferred tax assets.

As a U.S. government contractor, we are subject to a number of procurement and other laws and regulations that affect how we conduct our business and subject us to certain costs.

We must comply with and are affected by many laws and regulations governing the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

•                  require, in some cases, certification and disclosure to the government of all of our cost and pricing information in connection with contract negotiations;

•                  impose acquisition regulations that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

•                  restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. They have affected how we have conducted our business with our customers, and we expect that they will continue to affect how we conduct our business with our customers in the future. In addition, in some instances, these laws and regulations have imposed added costs on our business, and we expect that such added costs will be applicable to us going forward. A violation of these laws and regulations by us could result in the imposition of fines and penalties, the termination of our U.S. government contracts or debarment from bidding on future contracts. In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or termination as a government contractor.

In addition, U.S. government contractors are generally subject to specific and unique cost accounting standards, or CAS, that may differ from generally accepted accounting principles, or GAAP, and that generally require more stringent disclosures and related certifications. The contract terms for the AMC international program currently include an exemption from CAS accounting for small businesses such as World and North American, but there can be no assurance that this exemption will continue to apply in the future. If we were to become subject to CAS accounting, we would incur significant costs in hiring third party consultants and implementing new management information systems to ensure compliance.

Furthermore, we have bid, and may in the future submit bids, for U.S. government contracts that require our employees to maintain various levels of security clearances and require us or our teaming partners to maintain certain security clearances in compliance with the DOD and other government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees or the employees of our teaming partners are unable to obtain or retain security clearances, or if our employees or the employees of our teaming partners who hold security clearances stop working for us or our teaming partners, we may face delays in fulfilling contracts, or be unable to fulfill or secure new contracts, with any customer involved in work requiring government clearance. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any programs requiring government clearance. Furthermore, security requirements may limit our ability to hire non-United States persons to work for us.

Government regulations impose requirements and restrictions on our operations that increase our operating costs.

We are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, the U.S. Congress has passed laws, and the FAA, the Department of Transportation (DOT) and the Transportation Security Administration (TSA) have issued regulations relating to the operation of air carriers that have required significant expenditures. Our business activities also fall within the jurisdiction of the DOD, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the Environmental Protection Agency (EPA). Local governments and authorities in certain regions have also adopted regulations governing various aspects of aircraft operations, including noise abatement procedures, curfews and use of airport facilities. These agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us necessary to operate our business for failure to comply with law or regulations and may impose civil or criminal penalties for such violations. We expect to continue to incur increased expenses in connection with complying with government regulations, including continuing costs for new security measures and flight duty limitation. Additional laws, regulations, taxes and airport charges have been proposed from time to time that could significantly increase the cost of our operations. For example, the FAA is now in the process of evaluating materials resulting from the Advisory Rulemaking Committee process and drafting a notice of proposed rulemaking to modify existing flight and duty time rules. It is likely that the FAA will issue its rulemaking in 2011, to be followed by a new rule that lessens the permissible amount of flight and duty time or increases pilot rest requirements. We can give no assurance that these and other laws or regulations enacted in the future will not materially and adversely affect our business, financial condition and results of operations.

In addition, the application of various sales, use, occupancy, value-added and other tax laws, rules and regulations to our services is subject to interpretation by the applicable taxing authorities. We cannot assure you that taxing authorities would not take positions that could materially and adversely affect our business, financial condition and results of operations.

Furthermore, our operating authority in international regions is subject to aviation agreements between the United States and foreign governments and to considerations of comity and reciprocity between the United States and the concerned foreign government. We are subject to these bilateral agreements, which are in turn subject to renegotiation or termination, and comity and reciprocity are subject to review by the relevant governments. Any alteration or termination of such agreements, or restrictions on aircraft operations by governments based on considerations of comity and reciprocity, could diminish the value of route authorities or otherwise adversely affect our international operations.

Initiatives to address global climate change may adversely affect our business and increase our costs.

Many existing aspects of aircraft operations are subject to stringent environmental regulations. Future legislative or regulatory action to address concerns about climate change in general and the emission of greenhouse gases, in particular, could result in substantial additional costs for us. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading schemes effective in 2012. We cannot assure you that the costs of complying with potential new environmental laws or regulations will not have a material adverse effect on our business, financial condition and results of operations.

We may not be able to retain or attract senior management and other key employees.

Our success will depend in part upon our ability to retain senior management and other key employees. Competition for qualified personnel can be very intense. Departures of senior management personnel and other key employees could materially and adversely affect our ability to execute our strategy and as a result our business, financial condition and results of operations may suffer.

We may experience difficulty finding, training and retaining employees.

Our business is labor intensive. We employ a large number of pilots, flight attendants, maintenance technicians and other operating and administrative personnel. Our industry has, from time to time, experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, our training costs will be significantly higher. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to continue our current operations or replace departing employees. A failure to hire and retain qualified employees at a reasonable cost could materially and adversely affect our business, financial condition and results of operations.

Our results of operations will vary among quarters, which will make comparison of our quarterly results difficult.

We expect our operating results to fluctuate among quarters in the future based on a variety of factors, including:

•                  fluctuations in demand in our business lines;

•                  the timing and success of our growth or strategic plans;

•                  increases in personnel, marketing, aircraft ownership and other operating expenses to support our anticipated growth; and

•                  the timing and amount of maintenance expenditures.

Quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. It is also possible that our operating results in any future quarter could be below the expectations of investors or any published reports or analyses regarding our company.

The selected consolidated historical financial data included in this annual report does not reflect the added costs we expect to incur in order to implement and comply with internal control reporting standards applicable to a public company.

As a public company, we will incur significant levels of legal, accounting and other expenses that we did not incur as a privately owned corporation. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and related rules of the SEC and corporate governance practices for public companies impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. We expect that compliance with these public company requirements will increase our costs, place additional demands on our finance, legal and accounting staff and on our financial, accounting and information systems and may require additional resources. We expect that we will be required to expend considerable time and resources complying with public company regulations.

Failure to establish and maintain effective internal control over financial reporting may lead investors to lose confidence in our financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are in the process of testing our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC. These rules will require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting. In addition, for any year that we are an “accelerated filer” under the rules of the SEC, we will be required to provide a report from our independent registered public accounting firm on our internal control over financial reporting. During the course of testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports.  Currently, we are not considered an accelerated filer.

For example, we identified a material weakness in our internal control over financial reporting as of December 31, 2009 principally relating to the accounting for non-routine transactions related to the ATA bankruptcy. Deficiencies were identified in connection with the consolidation of the bankruptcy trust and the tax consequences of the bankrupt entity due to the lack of sufficient technical resources related to these matters.

A material weakness is defined as deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements that would not be prevented or detected on a timely basis by the company’s internal controls. We believe we have taken the necessary steps to remediate this material weakness. We believe that our remediation efforts have been successful but we cannot assure you that a similar or different material weakness will not recur. Implementing changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the valuation of our securities.

The reorganization of our predecessor and liquidation of ATA limit the comparability of some of our historical financial information to our current financial information, which will make it more difficult to evaluate the performance of our business.

As a result of the emergence from the bankruptcy proceedings of our predecessor in 2006, we adopted fresh start accounting prescribed by GAAP. Accordingly, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our predecessor’s financial statements for periods prior to February 28, 2006, included in the selected financial data contained in this annual report. We ceased consolidating the results and operations and financial condition of ATA in our consolidated financial statements as of April 3, 2008 when ATA discontinued all business operations following its Chapter 11 bankruptcy filing. As a result of these factors limiting the comparability of our historical financial statements to our more recent financial information, it may be more difficult for you to assess our future prospects when evaluating our business.

Our business can be affected by factors beyond our control, any of which could materially and adversely affect our business.

Our business is affected by factors beyond our control, including air traffic congestion at airports, adverse weather conditions, natural disasters, volcanoes, earthquakes and increased security measures. For example, the recent volcano eruptions in Iceland led to significant flight restrictions in European airspace, disrupting operations. Delays increase costs, which in turn affect profitability. During periods of fog, snow, rain, storms or other adverse atmospheric conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to atmospheric conditions, traffic control problems and breaches in security could materially and adversely affect our business, financial condition and results of operations.

We may not be able to successfully integrate any businesses that we may acquire.

From time to time, we may consider acquisition opportunities and may make acquisitions in the future, including acquisitions of companies that may constitute a significant part of our consolidated operations. Acquired businesses may not achieve the levels of revenue, profit or productivity anticipated or otherwise perform as expected. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies that could have a material adverse effect on our business, financial condition and results of operations and difficulties in integrating acquired businesses. While it is intended that our acquisitions will improve our competitiveness and profitability, we cannot assure you that future acquisitions will be accretive to our earnings or otherwise meet our operational or strategic expectations.

The integration of an acquisition involves a number of factors that may affect our operations. These factors include:

•                  diversion of management’s attention;

•                  incurrence of significant amounts of additional debt;

•                  creation of significant contingent earn-out obligations or other financial liabilities;

•                  difficulties in the integration of acquired operations and retention of personnel;

•                  unanticipated problems or legal liabilities; and

•                  tax and accounting issues.

A failure to integrate acquisitions may be disruptive to our operations and negatively impact our revenues or increase our expenses.

MatlinPatterson ATA Holdings LLC, an affiliate of MatlinPatterson Global Advisors LLC (MatlinPatterson) has significant influence over matters determined by our Board of Directors and is in a position to control the outcome of all matters submitted to our stockholders for approval.

MatlinPatterson owns approximately 92% of our outstanding shares as of December 31, 2010. For a description of our share ownership, see “Principal Stockholders.” As a result, MatlinPatterson has the ability to control the outcome of votes on all matters requiring stockholder approval, including the election of directors, adoption of amendments to our amended and restated certificate of incorporation and by-laws and approval of significant corporate transactions, as long as it continues to hold a controlling percentage of our outstanding common stock. MatlinPatterson will also be able to take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares.

Conflicts of interest may arise, as MatlinPatterson and its affiliates do not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do.

MatlinPatterson’s affiliates may invest in entities that directly or indirectly compete with us, or companies in which its affiliates currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of MatlinPatterson and the interests of our other stockholders arise, our directors who are nominated by MatlinPatterson may not be disinterested.

Item 2. Properties

Global and World share corporate offices located in Peachtree City, Georgia. The lease expires in 2019. North American leases office space at JFK International Airport in New York for its administrative employees. This lease expires in 2017. In 2011, we will commence certain maintenance aircraft operations for World and North American at Tampa International Airport in Tampa, Florida and, as a result, entered into leases that expire in 2021.  We generally lease facility space on a short-term basis at or near airports in support of our operations. We also maintain a spare parts warehouse near Hartsfield-Jackson International Airport in Atlanta. This lease expires in 2011.  All of our leased space that is currently in service is well maintained and suitable for the operations conducted in it.

Item 3. Legal Proceedings

On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by us of the performance of ATA under that lease. The plaintiff is seeking (a) approximately $333,000 plus interest on the lease; (b) the greater of (i) $35 million or (ii) the current market value of the aircraft; and (c) attorneys’ fees and costs. The complaint filed by the plaintiff does not seek a specified dollar amount in interest claimed, but rather seeks interest as provided under the terms of the lease and under applicable New York law. The lease provides for interest rates of between 8.25% to 9.64% with respect to various amounts owed under its terms. The appropriate rate of interest and methodology to be applied in calculating interest are in dispute. The outcome of the litigation cannot be predicted and is dependent upon many factors beyond our control. See Note 10 to our audited consolidated financial statements included in this annual report.

On June 11, 2008, the ATA bankruptcy estate (ATA) filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, against FedEx for breach of a three-year contract with ATA for military flying (the FedEx Team Contract). FedEx thereafter filed a countersuit for damages in excess of $75,000 for ATA’s failure to perform (after cessation of operations) the FedEx Team Contract. The counterclaim is solely posed against ATA and does not affect us or our operating subsidiaries. On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages at $94.0 million. This estimate included $66.0 million in lost military profits (for a portion of 2008 and all of FY 2009) under the FedEx Team Contract and $28.0 million in damages ATA incurred in acquiring a number of DC-10 aircraft to support the FedEx Team Contract (the DC-10 Claim). On September 16, 2010, the court preliminarily granted FedEx’s motion in limine to exclude ATA’s DC-10 Claim.

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded ATA 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed three post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011.  On January 25, 2011, the trial court entered a judgment in the amount of $71.3 million.  On February 16, 2011, FedEx filed its Notice of Appeal.  ATA has filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 Claim for $28.0 million and increasing the prejudgment interest).

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common equity.

As of March 15, 2011, there were 49 holders of our common stock.

Dividend Policy

We have not in the past paid, and do not currently intend to pay, cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current financing agreements preclude us, and any future financing agreements may preclude us, from paying cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report on Form 10-K.

Recent Sales of Unregistered Securities

During the last three years, we made the following sales of unregistered securities.

On August 14, 2007, we issued warrants for 226,100 shares of common stock, at an exercise price of $0.10 per share, to the lenders under a term loan. On October 23, 2007, MatlinPatterson purchased the warrants for 180,800 shares held by one of the lenders and immediately exercised such warrants, resulting in the issuance of 180,800 shares of common stock. The remaining warrants for 45,300 shares of common stock are held by Jefferies Finance LLC.

We issued 11,507,142 shares of Series A convertible preferred stock to MatlinPatterson for an aggregate purchase price of $161.1 million, or $14.00 per share, on August 14, 2007. The Series A preferred stock we issued had an annual cumulative dividend rate of 16.0% payable in common stock upon conversion but in no event would such dividend be equal to a value less than $8.0 million. On February 6, 2009, MatlinPatterson converted a $7.0 million note plus accrued interest into 548,558 shares of Series A convertible preferred stock, and purchased an additional 1,428,571 shares of Series A convertible preferred stock for $20 million in cash.

On April 6, 2009, MatlinPatterson, the holder of all the Series A convertible preferred stock, converted the outstanding Series A convertible preferred stock and accrued dividends and, as a result of a rights offering to accredited investors, we issued 23,825,900 shares of common stock.

On August 13, 2009, we issued $175 million of its First Lien Notes in a private offering to qualified institutional buyers, a limited number of institutional investors, and non-U.S. persons. Jefferies & Company, Inc.

On September 29, 2009, we issued GSO Capital Partners LP warrants to purchase 838,000 shares of common stock at an exercise price of $.0001 in consideration of making the Second Lien Loan. These warrants were immediately exercised, resulting in GSO Capital Partners LP acquiring 838,000 shares of common stock.

The issuance of securities described above was deemed to be exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof for transactions not involving a public offering. In addition, the issuance of common stock upon conversion of the Series A convertible preferred stock were also deemed to be exempt from registration in reliance on the exemption provided by Section 3(a)(9) for securities issued solely in exchange for other securities of the issuer.

We have issued the following numbers of shares of common stock as restricted stock under the Registrant’s 2009 Long Term Incentive Plan. In each case, no cash consideration was received for the shares and no underwriter was involved. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, given the limited number of recipients, the absence of general solicitation and the transfer restrictions applicable to such shares.

Date	No. of Shares	Recipients
June 29, 2009	842,800	9 officers
December 9, 2009	26,900	1 officer
March 28, 2010	13,400	1 officer
September 28, 2010	12,800	1 officer
December 3, 2010	700	1 officer

Item 6. Selected Financial Data

The following table sets forth our selected consolidated historical financial data for each of the periods indicated. The selected statement of operations data for the years ended December 31, 2010, 2009, and 2008 and the selected balance sheet data as of December 31, 2010, and 2009 were derived from our audited consolidated financial statements included elsewhere in this annual report. The selected statement of operations data for the year ended December 31, 2007, the ten months ended December 31, 2006 and balance sheet data as of December 31, 2007 and 2006 were derived from our audited consolidated statements, which are not included in this annual report. The selected statement of operations data for the two months ended February 28, 2006 was derived from our predecessor’s audited consolidated financial statements, which are not included in this annual report.

The comparability of our selected historical financial data has been affected by the events described below. Our predecessor and certain of our affiliates, including ATA, our predecessor’s principal operating subsidiary at the time, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 2004. We emerged from bankruptcy protection on February 28, 2006 with a new capital structure. We applied fresh-start accounting as of March 1, 2006 for our consolidated financial statements. Fresh-start reporting reflects the value of the company as determined by the approved Chapter 11 reorganization plan. Fresh-start reporting required us to allocate our reorganization value to our assets and liabilities based upon their estimated fair values. In addition, fresh-start reporting also required that all liabilities, other than deferred taxes, be stated at the present value of amounts to be paid using appropriate interest rates. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. As a result of the fresh-start change in the basis of accounting for our underlying assets and liabilities, our results of operations and cash flows are separated as pre-March 1, 2006 (predecessor) and post-February 28, 2006 (Global). We include as a reporting period of our predecessor its pre-emergence two-month period ended February 28, 2006. The historical periods of our predecessor also do not reflect the impact of the fundamental changes in our assets and operations effected through the reorganization. As a result of these changes (and other changes described below), we do not believe our business operations or our operating results for periods prior to March 1, 2006 are comparable to our current business operations or our operating results since that date.

We acquired World Air Holdings and its wholly owned subsidiaries, World and North American, on August 14, 2007. The results of World Air Holdings and its wholly owned subsidiaries have been included in our financial results since August 14, 2007.

As discussed more fully in “Note 2—ATA Impairment and Subsequent Bankruptcy” of the notes to our audited consolidated financial statements, on April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and ATA subsequently ceased all business operations. As of April 3, 2008, we ceased consolidating the results of operations and financial position of ATA in our consolidated financial statements. The results of operations of ATA through April 2, 2008 are included in our consolidated financial statements.

During the year ended December 31, 2009 we restructured our senior secured debt and became the primary beneficiary of the ATA bankruptcy estate trust. As a result, we began consolidating our interest in the ATA bankruptcy estate in the second half of 2009. As of December 31, 2010, the estimated fair value of the ATA bankruptcy estate was $0.6 million.

	Global					Predecessor
	Year Ended December 31,				Ten Months Ended December 31,	Two Months Ended February 28,
	2010	2009	2008	2007	2006(2)	2006(1)(2)
Statement of Operations Data:
Operating revenues:
Military passenger	$812,851	$783,845	$992,252	$560,602	$264,813	$57,848
Military cargo	141,074	74,297	97,295	36,034	—	—
Commercial cargo	156,438	115,755	125,025	41,119	—	—
Commercial passenger	40,502	57,083	94,665	62,445	18,992	1,189
Scheduled service	—	298	99,772	416,894	332,240	53,531
Other	5,902	11,307	38,921	37,516	21,017	2,483
Total operating revenues	1,156,767	1,042,585	1,447,930	1,154,610	637,062	115,051
Operating expenses:
Aircraft fuel	291,555	225,309	490,714	383,523	202,613	37,086
Aircraft rentals	153,736	164,260	159,666	139,071	69,439	16,181
Maintenance, materials and repairs	147,075	135,754	140,364	108,404	47,130	8,025
Flight operations	106,624	102,599	123,150	118,682	79,791	14,938
Aircraft and traffic servicing	88,875	89,538	114,532	111,006	64,381	15,491
Passenger services	74,958	78,351	91,571	82,873	46,801	10,648
Crew positioning	58,612	55,423	77,382	53,523	14,588	5,394
Selling and marketing	56,442	52,401	70,057	68,707	39,386	8,069
Depreciation and amortization	92,922	71,092	64,978	43,814	17,386	5,219
General and administrative(3)	57,635	44,145	120,245	88,496	61,611	13,990
Asset impairment and aircraft retirements	6,461	5,716	124,520	7,161	13,476	—
Other expenses	9,292	6,895	6,811	4,543	5,091	791
Total operating expenses	1,144,187	1,031,483	1,583,990	1,209,803	661,693	135,832
Operating income (loss)	12,580	11,102	(136,060)	(55,193)	(24,631)	(20,781)
Other income (expense):
Reorganization items, net	—	—	—	—	—	1,456,000
Interest income	2,951	4,764	7,068	11,230	6,154	397
Interest expense	(46,993)	(58,700)	(58,804)	(38,468)	(18,231)	(4,666)
Gain (loss) on investment	(4,022)	58,122	—	—	—	—
Gain (loss) on debt extinguishment	(1,239)	85,305	—	—	—	—
Gain on adjustment of warrant value	—	—	6,286	—	—	—
Other, net	(982)	(2,470)	(336)	(231)	246	558
Total other income (expense)	(50,285)	87,021	(45,786)	(27,469)	(11,831)	1,452,289
Income (loss) before income taxes	(37,705)	98,123	(181,846)	(82,662)	(36,462)	1,431,508
Income taxes expense (benefit)	(11,556)	(43,836)	5,691	(12,996)	—	—
Net income (loss)	(26,149)	141,959	(187,537)	(69,666)	(36,462)	1,431,508
Preferred stock dividends(4)	—	(9,483)	(29,802)	(10,194)	—	—
Income (loss) available to common stockholders(4)	$(26,149)	$132,476	$(217,339)	$(79,860)	$(36,462)	$1,431,508
Basic income (loss) available to common stockholders per share:
Weighted-average shares outstanding	25,906,300	19,019,000	1,252,100	1,110,200	1,075,300
Income (loss) available to common stockholders per share	$(1.01)	$6.97	$(173.58)	$(71.93)	$(33.90)
Diluted income (loss) available to common stockholders per share:
Weighted-average shares outstanding	25,906,300	32,685,800	1,252,100	1,110,200	1,075,300
Income (loss) available to common stockholders per share	$(1.01)	$4.34	$(173.58)	$(71.93)	$(33.90)

	Global
		As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	74,543	$73,077	$87,424	$79,764	$62,209
Property and equipment, net	142,149	126,526	120,525	198,610	89,947
Total assets	690,304	679,525	724,335	1,083,844	370,366
Total debt	223,458	235,528	379,279	367,602	146,662
Convertible redeemable preferred stock	—	—	158,644	158,644	—
Stockholders’ equity	170,087	191,369	6,755	188,398	71,971

(1)           The consolidated financial statements of our predecessor have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Reorganization expenses identify those costs that are not in the ordinary course of business and include aircraft lease rejection charges, impairments and professional fees related to the predecessor’s Chapter 11 filing.

(2)           As of February 28, 2006, the effective date of the plan of reorganization, we adopted fresh-start accounting for our financial statements. Because of the emergence from bankruptcy and adoption of fresh-start accounting, our historical financial data is not comparable to that of our predecessor.

(3)           Includes stock-based compensation expense of $5.3 million, $2.4 million, $5.7 million and $3.0 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

(4)           On April 6, 2009, our majority stockholder, the sole holder of the outstanding Series A Preferred Stock, converted the Series A Preferred Stock into Common Stock. The holder of our Series A Preferred Stock was entitled to cumulative dividends at an annual rate of 16.0% on the liquidation amount of the Series A Preferred Stock. The accumulated dividend at the time of conversion was $49.5 million. No common stock dividends were paid in any period presented.

The above list is not intended to identify all material changes in our business from 2006 to 2010.  Rather, we believe the above information is useful in understanding the period to period comparability of the above selected financial data.  Please read the information included elsewhere in this Form 10-K, including Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other information contained herein for a more complete discussion of our business, financial condition, and results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of customized, non-scheduled passenger and cargo air transport services, offering our customers a wide range of aircraft types, configurations, payloads and capabilities. We provide our services through our two operating air carriers, World and North American, which represent our two business segments. As of March 15, 2011, our combined fleet consisted of 28 wide-body and narrow-body leased aircraft, which support our two primary business lines: (1) military, which includes both passenger and cargo services, and (2) commercial cargo air transport service. We also offer passenger charter services to customers in specialty markets, such as providing supplemental peak capacity for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. Our two primary lines of business combine the recurring revenue base of our established military business with the growth opportunities provided by our commercial cargo services.

We are the largest provider of military transport services in the Air Mobility Command (AMC) international program and have been flying for the military since 1952. Our contracts with the military contain cost-plus pricing and are not bid based on price but rather are awarded based on team entitlement and are priced using the average cost of all participating air carriers, weighted by flights flown in the AMC international program, plus a fixed operating margin. We are compensated on a per mission basis based on the mission’s route and the aircraft type employed, at a fixed rate, regardless of the number of passengers or tons of freight actually flown.

Our business model generally insulates our profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expenses for an air carrier. Under our military contracts and most of our commercial passenger and cargo charter arrangements, our customers are responsible for the cost of jet fuel. For the fiscal years ended December 31, 2010 and 2009, approximately 96% of our block hours were flown under either military or ACMI arrangements, in which the customer assumed the risk of fuel price volatility.

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

On September 16, 2010, the court preliminarily granted FedEx’s motion in limine to exclude the ATA’s DC-10 claim. On October 19, 2010, a federal jury returned a verdict against FedEx and awarded the ATA bankruptcy estate 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed three post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment  interest under Tennessee law (or, in the alternative, to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011. On January 25, 2011, the trial court entered a judgment in the amount of $71.3 million. On February 16, 2011, FedEx filed its Notice of Appeal. ATA has filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 claim for $28.0 million and increasing the prejudgment interest).

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

Operating Revenue

Military Passenger and Cargo Revenue. Our military revenues are derived from mission awards from the AMC. World operates both passenger and cargo missions for the AMC international program while North American operates only passenger missions. Revenue earned from each mission award is primarily based on the product of:

• the relevant rate paid per seat mile or ton mile per aircraft category, or Effective Rate (formerly known as the Line Haul Rate), multiplied by

• the number of seats or tons contracted for purchase by the AMC for each aircraft type, or Allowable Cabin Load, multiplied by

• mission miles, which are calculated flight miles based on awarded routing.

Because our revenues are based on the Allowable Cabin Load, the revenue we earn is not affected by the number of troops or tons of freight we transport. Under our contract with the Department of Defense (DOD), we are paid on a cost-plus basis in which we receive a fixed rate per mission based on the route and aircraft type. The fixed rate is calculated using the average costs of all participating air carriers, weighted by flights flown in the AMC international program. The AMC sets the fixed rate for each fiscal year using cost data for a 12-month period ending 15 months prior to the start of such fiscal year as adjusted following consultation with the air carrier, multiplied by a weighted composite price index to account for cost increases or decreases in the industry. As a result, the actual operating costs of our military business may exceed the fixed rate, although those higher actual operating costs will provide the basis for the fixed rate used for missions flown in the following contract year.

Our contracts for passenger and cargo missions under the AMC international program are one-year contracts with rates based on the average costs of all participating air carriers, weighted by flights flown in the AMC international program, plus a fixed operating margin that the AMC sets annually. The governmental fiscal year 2011 AMC rates will be down by 5.2% for large category passenger aircraft, 5.5% for medium category aircraft, and 2.0% for our large category freighter aircraft as compared to the fiscal year 2010 rates. This is mainly due to a combination of lower costs from the carriers, changes in the AMC’s allowable carrier costs, and a low inflation rate from industry and trade association cost indices used in the process.  Based on 2010 flights flown in the large and medium category passenger and large category freighter aircraft, total AMC revenue would be $46.0 million lower utilizing 2011 AMC rates.  We have a number of initiatives currently underway to streamline our operations and reduce our unit costs, which we would seek to accelerate to minimize margin erosion from reduced AMC rates. The fiscal year 2011 rates were effective January 1, 2011. For additional information please see our risk factor entitled “We are highly dependent on revenues from our participation in the AMC international program, which are derived from one-year contracts that the DOD is not obligated to renew. If our revenues from this business decline from current levels, whether due to decreased demand, termination, non-renewal, modification or otherwise, it could have a material adverse effect on our business, financial condition and results of operations”.

The AMC also reimburses us for our fuel costs. Fuel costs are included in the calculation of the relevant Effective Rate through the inclusion of a Fuel Peg Rate mechanism, which is determined based on a weighted average forecast of commercial and the DOD fuel prices, including into-plane fees and taxes. The weighted average forecast for fuel prices varies between our military passenger and military cargo operations due to the relative mix of sources of fuel accessed to service each of the respective operations. While the price we pay for fuel may affect our revenue from award to award, changes in fuel prices do not materially affect our results of operations due to the military’s monthly fuel price reconciliation process. Each month, the military compares the actual fuel prices we paid for missions during the previous month with the Fuel Peg Rate used in the calculation of the relevant Effective Rate. In instances where we overpaid, the military reimburses us the difference, and in instances where we underpaid, we reimburse the military for the difference. Operating income may be incrementally affected, positively or negatively, by a change in the Fuel Peg Rate due to the cost-plus nature of the Effective Rate calculation.

Our AMC contracts contain various operational performance requirements.  These include on-time performance, availability of aircraft and crews to meet committed missions, and successful completion of inspections. Under our 2011 AMC contract, on-time performance requirements, as measured on a rolling three-month period, were increased from an 85% to a 95% schedule reliability rate for passenger operations.  The penalties for failing to meet the new requirements were expanded to include:  contract default and potential termination for failure to meet an 87% passenger schedule reliability rate; a potential loss of rights to fly expansion missions (additional missions beyond the fixed buy contract requirements) and a 2% penalty on revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving an 87% to 89% passenger schedule reliability rate; a potential penalty of 2% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 90% to 91% passenger schedule reliability rate; and a potential penalty of 1% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 92% to 94% passenger schedule reliability rate. In addition, the 2011 AMC contract was expanded to include performance bonuses:  a bonus of 1% of revenue on the previous month’s revenues for achieving a 98% or greater passenger schedule reliability rate; and, a bonus of ½% of revenue on the previous month’s revenues for achieving a 96% to 97% passenger schedule reliability rate. Our North American operations have failed to meet required schedule reliability rates for the period from January 1, 2011 to date and, as a result, we expect that it will not meet the requirements for the initial rolling three-month period under its AMC contract.  Accordingly, the AMC could impose on North American a 2% penalty on revenue and disqualify it from further expansion missions for a period of time in the second quarter of 2011. Although we believe it is unlikely, in the worst case, the AMC could terminate our North American AMC contract. The AMC has discretion with respect to waiving or lessening penalties, imposing additional cure periods, and taking other similar actions.

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

Other Revenue. Other revenue primarily consists of revenue generated from the rebill to our customers of operating costs incurred by us under ACMI contracts. We refer to this as “ACMI rebill revenue.” We promptly rebill our ACMI customers when we purchase certain products or services on behalf of our ACMI customers, such as fuel, ground handling or catering, as necessary in certain circumstances or to expedite operations. In fiscal year 2010, ACMI rebill revenue was less than 3% of our total ACMI revenue. Subservice events refer to flights where we are paid by our customer, but classify the amounts payable as other revenue because we have contracted the operation of the flight to another air carrier due to capacity constraints, aircraft maintenance events, or scheduling conflicts.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes all fuel costs incurred by us under our military and full service commercial contracts. In addition, in certain circumstances, we purchase fuel for our ACMI commercial customers and subsequently rebill them. Aircraft fuel expense is a variable cost; however, our fuel price volatility exposure is limited to our full service commercial contracts. At times, we have experienced temporary favorable and unfavorable fluctuations in working capital due to the timing of significant fuel price changes and reimbursement for these costs. For the fiscal years ended December 31, 2010 and 2009, 96% of our block hours were flown under military or ACMI commercial contracts providing for our actual fuel costs to be paid or reimbursed by our customers.

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

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframe and engines, capitalized engine overhauls and related life limited parts, referred to as LLPs, and certain scheduled airframe and landing gear maintenance events, aircraft improvements, and rotable parts for all fleet types, together with our property and equipment. Amortization reflects the periodic expensing of the recorded value of our definite-lived intangible assets. These are fixed costs.

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

Accounting for Long-Lived Assets. As of December 31, 2010, we had $142.1 million of net property and equipment and $167.1 million of definite-lived net intangible assets on our balance sheet. Generally, our property and equipment is depreciated to residual values over their estimated useful service lives using the straight-line method. Leasehold improvements and rotable parts related to our aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is less. Our facilities and ground equipment are generally depreciated over three to seven years. Definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

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

We record asset impairments and aircraft retirement (or return) charges based on operational needs and specific, non-recurring events. To date these non-routine impairments have not been required on a regular basis but rather on an infrequent basis under unusual circumstances. In 2010, asset retirement charges were recorded related to the retirement of World’s DC-10 fleet and the sublease of a North American B757-200 aircraft.

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

Airframe and Engine Maintenance and Lease Requirements. The cost of major engine overhauls for fleet types not covered under a maintenance agreement, and the cost of certain overhauls related to heavy airframe, engine, LLPs, landing gear and auxiliary power units, which we refer to as APUs, for all fleet types, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft calendar limits, for all aircraft. Depreciation expense related to overhauls of heavy airframe, engine, LLPs, landing gear and APUs totaled $44.8 million, $23.4 million and $10.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We have maintenance agreements for certain items, such as engines, which require us to pay a monthly fee per engine flight hour in exchange for major overhaul, spares, and maintenance of those engines. We expense the cost per flight hour under these agreements as incurred. Under certain of our aircraft and engine leases, we are required to make periodic maintenance reserve payments to lessors for certain future maintenance work such as airframe, engine, LLP, landing gear and APU overhauls. In addition, under our aircraft and engine leases, we are required to return the airframes, engines, LLP, landing gear, and APUs to the lessors in a specified maintenance condition at the end of the lease (return condition). If the return condition is not met, the leases generally require us to provide financial compensation to the lessor. Under certain leases, the maintenance reserve deposits are not refundable to us. Consequently, we periodically review the balances of the maintenance reserve deposits and write off any amounts that are no longer probable of being used for maintenance. We have adopted the provisions of EITF 08-3, “Accounting by Lessees for Non-Refundable Maintenance Deposits,” which became effective on January 1, 2009. In determining whether it is probable that maintenance deposits will be used to offset the liability for future maintenance costs, we consider the condition of the aircraft, including but not limited to the airframe and engines, and the projected future usage of the aircraft based on our business and fleet plans. For the year ended December 31, 2010 and 2009, we expensed $7.5 million, and $9.6 million, respectively, of maintenance reserve payments on certain aircraft leases where we determined that it was not probable that payments would be used to offset the liability for future maintenance costs.

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

If an operating lease has return conditions, our policy is to accrue and expense ratably the return condition costs once they are estimable and probable. We recognized $3.5 million, and $0.1 million of return condition expense as part of maintenance, materials and repairs expense in our consolidated statement of operations for the year ended December 31, 2010, and 2009, respectively.

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

Stock-based Compensation. On June 29, 2009, we approved certain new equity awards to certain employees under a 2009 Long-Term Incentive Plan that replaced awards granted under previous plans adopted in 2006 and 2007. This Plan allows us to grant incentives to employees in the form of incentive stock options, nonqualified stock options, restricted stock awards and various other performance awards. We accounted for the cancelled and replaced awards as modifications of existing awards with the new incremental fair value recognized over the vesting period beginning in the third quarter of 2009. In June 2010, the compensation committee of the board of directors approved a plan to accelerate the vesting of all awards currently outstanding under the 2009 Long-Term Incentive Plan, which we refer to as LTIP, in the event that an initial public offering of common stock is consummated on or before September 30, 2011. In addition, in November 2010, the board of directors authorized and reserved a total of 7,500,000 shares of common stock for issuance related to the settlement of awards granted under the LTIP increasing those shares previously reserved for issuance under the LTIP.

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

Our assumption of the risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. We base our stock price volatility assumptions on historical volatilities of comparable air carriers whose shares are traded using monthly stock price returns equivalent to the contracts term of the option. The expected life of the options is determined based upon an assumption that the options will be exercised evenly from vesting to expiration. As of December 31, 2010, we had $11.6 million of total unrecognized compensation costs related to stock-based compensation arrangements. We expect to recognize this expense over a weighted-average period of 2.6 years.

Key Factors Affecting Results for the Year Ended December 31, 2010

Several factors influenced our results for the year ended December 31, 2010 and the comparison to the corresponding period in 2009:

Shift in Military Passenger Demand. During the year ended December 31, 2010, the military requested higher capacity aircraft to accommodate troop movements, and we experienced more competition for the medium-size passenger missions. As a result, World’s larger DC-10 and MD-11 aircraft operated more passenger block hours and our smaller B767 and B757 aircraft, at North American, operated fewer passenger block hours for the military compared to the year ended December 31, 2009. Overall, our consolidated revenue was positively affected for the year ended December 31, 2010 due to the higher per block hour rates paid by the military for the larger aircraft.

Strong Military Cargo Demand. During year ended December 31, 2010, we continued to experience strong demand for our MD-11 and B747-400 freighter aircraft from AMC. During the year ended December 31, 2010, this positive trend was driven primarily by a larger AMC market and strong demand for our B747-400 freighters in the first half of 2010 for transport of M-ATV’s to Afghanistan.

Improvement in Commercial Cargo Demand. In the year ended December 31, 2010, we experienced a continued improvement in commercial cargo demand compared to 2009. Improvement in revenue was driven by higher block hours, higher yields and increased utilization on both our MD-11 and B747 cargo aircraft.

Weak Commercial Passenger Demand. During the year ended December 31, 2010, the market for commercial passenger service continued to soften as compared to 2009. The expiration of a significant ACMI contract at the end of May was the primary reason for lower hours in the year ended December 31, 2010 compared to the same period in 2009.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 29% higher for the year ended December 31, 2010 compared to the same period in 2009. The majority of our fuel expenses is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense line item.

Changes to Our Fleet. In 2009, we completed the early return of two DC-10 freighter aircraft to the lessor. With the addition of the three MD-11 freighter aircraft in 2008 along with the economic downturn, we no longer needed these less efficient, older aircraft to meet demand from the military. We also retired our one owned DC-10 passenger aircraft as continued operation would have required significant maintenance expense. We returned one other DC-10 passenger aircraft to its lessor due to damage sustained in a hard landing during 2009. We added two additional MD-11 passenger aircraft — one in 2009 and one in 2010 — to replace the lost DC-10 capacity in our military business. During the third quarter of 2010, we signed an agreement to lease two additional B747 freighter aircraft.  We accepted delivery of the first aircraft on January 7, 2011 and anticipate taking delivery of the second aircraft before March 31, 2011, respectively. The aircraft will be converted from a passenger to cargo configuration and we anticipate them entering revenue service during the first quarter of 2011. In addition, during the third quarter of 2010, we returned one of our MD-11 freighter aircraft to revenue service from temporary storage and during December 2010 and January 2011, respectively, retired two and one of our three remaining DC-10 passenger aircraft. Finally, in the fourth quarter of 2010, we made the decision to retire the remaining DC-10 passenger fleet and we entered into a sublease of one of our B757 passenger aircraft to a third party.  We retired two of three remaining DC-10’s in the fourth quarter and the final DC-10 in the first quarter of 2011.

Financial Overview for the Years Ended December 31, 2010 and 2009

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the years ended December 31, 2010 and 2009 are set forth below (in thousands):

	Year Ended December 31, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$824,338	$332,429	$—	$1,156,767
Intersegment revenues	650	—	31,259	31,909
Depreciation and amortization	63,531	28,651	740	92,922
Asset impairment and aircraft retirements	1,936	4,525	—	6,461
Total operating expenses	813,196	331,552	(561)	1,144,187
Operating income (loss)	11,792	877	(89)	12,580
Interest income	2,042	906	3	2,951
Interest expense	(32,561)	(15,736)	1,304	(46,993)
Loss on investment	—	—	(4,022)	(4,022)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax expense (benefit)	(3,102)	(5,765)	(2,689)	(11,556)

	Year Ended December 31, 2009
	World	North American	All Other	Consolidated Total

Revenues from external customers	$657,703	$384,882	$—	$1,042,585
Intersegment revenues	248	546	23,748	24,542
Depreciation and amortization	49,308	21,574	210	71,092
Asset impairment and aircraft retirements	4,711	—	1,005	5,716
Total operating expenses	692,706	338,991	(214)	1,031,483
Operating income (loss)	(35,003)	45,891	214	11,102
Interest income	3,494	1,246	24	4,764
Interest expense	(35,093)	(17,590)	(6,017)	(58,700)
Gain on investment	—	—	58,122	58,122
Gain on debt extinguishment	—	—	85,305	85,305
Income tax expense (benefit)	(29,402)	8,589	(23,023)	(43,836)

The following table sets forth selected key metrics by segment:

	Year Ended December 31
	2010	2009
World
Military passenger block hours	25,357	24,018
Military cargo block hours	7,646	5,198
Commercial cargo block hours	27,256	22,514
Commercial passenger block hours	2,076	5,085
Non-revenue block hours	729	814
Total block hours	63,064	57,629
Non-ACMI block hours(1)	35,252	31,163
Non-ACMI departures(2)	6,416	5,711
Total departures	11,146	10,180
Weighted average fuel price per gallon	$2.45	$1.82
Number of aircraft in fleet, end of period	19.0	20.0
Average aircraft in revenue service	18.1	19.5
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	9.5	8.1

North American
Military passenger block hours	20,961	26,612
Commercial passenger block hours	3,704	2,192
Non-revenue block hours	275	251
Total block hours	24,940	29,055
Non-ACMI block hours(1)	22,030	27,889
Non-ACMI departures(2)	4,098	4,899
Total departures	4,863	5,197
Weighted average fuel price per gallon	$2.49	$1.94
Number of aircraft in fleet, end of period	9.0	10.0
Average aircraft in revenue service	8.5	10.1
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.0	7.9

(1) Non-ACMI block hours refers to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2) Non-ACMI departures refers to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Years Ended December 31, 2010 and 2009

Operating Revenues

Total operating revenues for the year ended December 31, 2010 increased $114.2 million, or 11%, to $1,156.8 million, compared to $1,042.6 million for the year ended December 31, 2009.

Military Passenger Revenue. Military passenger revenue for the year ended December 31, 2010 increased $29.1 million, or 4%, to $812.9 million, compared to $783.8 million for the year ended December 31, 2009.

World accounted for $89.8 million of the increase, primarily due to a 35% increase in the price of fuel per gallon, which increased to $2.45 per gallon in 2010 from $1.82 per gallon in 2009. The increase in military passenger revenue was also partially due to an increase in AMC passenger block hours flown, which increased by 1,339, or 6%, to 25,357 in the year ended December 31, 2010 compared to 24,018 in the year ended December 31, 2009 due to higher military demand for wide-body passenger aircraft.

The increase in military passenger revenue at World was offset by a decline in North American’s military passenger revenue, which decreased by $60.7 million in year ended December 31, 2010 compared to the same period in 2009, primarily as a result of a 21% decline in AMC passenger block hours flown principally due to the shift in military demand toward the larger wide-body aircraft and away from smaller aircraft, such as those in North American’s fleet. Military passenger block hours for the year ended December 31, 2010 were 20,961 compared to 26,612 in the year ended December 31, 2009.  The decrease in military passenger block hours was partially offset by a 28% increase in the price of fuel per gallon, which increased to $2.49 per gallon in 2010 from $1.94 per gallon in 2009.

Military Cargo Revenue. Military cargo revenue for the year ended December 31, 2010 increased $66.8 million, or 90%, to $141.1 million, compared to $74.3 million for the year ended December 31, 2009.

World accounted for all of the increase as North American does not operate freighter aircraft. Military cargo block hours flown during the year ended December 31, 2010 increased 47% to 7,646 compared to 5,198 in the same period in 2009. Strong AMC demand drove both MD-11 freighter and B747 freighter hours up over the period. In addition, the block hour rate paid on military cargo block hours increased 29%, primarily due to a 35% increase in the price of fuel per gallon, which increased to $2.45 per gallon in 2010 from $1.82 per gallon in 2009 and a mix of higher yield B747 hours over MD-11 hours.

Commercial Cargo Revenue. Commercial cargo revenue for the year ended December 31, 2010 increased $40.6 million, or 35%, to $156.4 million, compared to $115.8 million for the year ended December 31, 2009.

The increase in revenue at World reflects a 21% increase in block hours flown to 27,256 in the year ended December 31, 2010 from 22,514 in the year ended December 31, 2009. World has also increased its revenue flying full service, commercial back-hauls from the Far East to the U.S. off one-way AMC missions. In addition, the overall block hour rate paid by our commercial cargo customers was up 12% in the year ended December 31, 2010 versus the same period in 2009 mainly due to an increase in the mix of B747-400 flying and the positive impact of more full service, commercial back-hauls off one-way AMC missions.

Commercial Passenger Revenue. Commercial passenger revenue for the year ended December 31, 2010 decreased $16.6 million, or 29%, to $40.5 million, compared to $57.1 million for the year ended December 31, 2009.

World commercial passenger revenue decreased $24.9 million, primarily due to a 59% decrease in the commercial passenger block hours flown during the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease was mainly due to a significant ACMI contract that ended in May of 2010 and our decision to shift our capacity from the commercial to military passenger segment to meet increased AMC demand.

North American’s commercial passenger revenue increased by $8.3 million in the year ended December 31, 2010 compared to the same period in 2009, primarily due to an increase in block hours from 2,192 in 2009 to 3,704 in 2010.

Other Revenue. Other revenue for the year ended December 31, 2010 decreased $5.4 million, or 48%, to $5.9 million, compared to $11.3 million for the year ended December 31, 2009. World accounted for the majority of the decrease primarily due to a decline in rebill revenue from ACMI flights during the comparative annual periods.

Operating Expenses

Total operating expenses for the year ended December 31, 2010 increased $112.7 million, or 11%, to $1,144.2 million, compared to $1,031.5 million for the year ended December 31, 2009.

Aircraft Fuel. Aircraft fuel expense for the year ended December 31, 2010 increased $66.3 million, or 29%, to $291.6 million, as compared to $225.3 million for the year ended December 31, 2009.

World aircraft fuel expense increased $63.2 million, mainly as a result of a 35% increase in the fuel price per gallon to $2.45 per gallon for the year ended December 31, 2010 from $1.82 per gallon compared to the same period in 2009.  In addition, fuel gallons consumed increased 12% to approximately 86.3 million gallons in the year ended December 31, 2010 compared to 76.9 million gallons during the year ended December 31, 2009. This increase in consumption was the result of a 13% increase in non-ACMI block hours.

North American aircraft fuel expense increased $3.1 million, mainly as a result of a 28% increase in the price of fuel, which increased to $2.49 per gallon in 2010 from $1.94 per gallon in 2009.  This increase was partially offset by a 19% decrease in fuel gallons consumed to approximately 31.9 million gallons in the year ended December 31, 2010 compared to 39.4 million gallons during the same period in 2009. This decrease in consumption was the result of a 21% decrease in non-ACMI block hours.

Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military reimburses us for our fuel costs and our commercial ACMI customers are responsible for fuel costs.

Aircraft Rentals. Aircraft rentals expense for the year ended December 31, 2010 decreased $10.6 million, or 6%, to $153.7 million, compared to $164.3 million for the year ended December 31, 2009.

World’s aircraft rentals expense increased $0.7 million.

North American’s aircraft rentals expense decreased $11.3 million due to the scheduled return of a B767, which was under a short-term lease and returned in the fourth quarter of 2009, lower spare engine lease expense and a decline in expensed supplemental rent deposits.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the year ended December 31, 2010 increased $11.3 million, or 8%, to $147.1 million, compared to $135.8 million for the year ended December 31, 2009.

World maintenance, materials and repairs expense increased $6.9 million, the majority of which was due to 9% increase in total block hours flown in the year ended December 31, 2010 compared to the year ended December 31, 2009. World completed 11 non-capitalized airframe checks in 2010 compared to 10 in 2009. In addition, required maintenance was performed to return one MD-11 freighter aircraft to revenue service during the third quarter of 2010.

North American maintenance, materials and repairs expense increased $4.4 million, primarily due to increased asset return obligations, increase in lessor reserve payments that qualify for expense and one additional non-capitalized c-checks, partially offset by a 14% decline in total block hours flown for the year ended December 31, 2010 compared to the year ended December 31, 2009. North American completed 5 non capitalized airframe checks in 2010 compared to 4 in 2009.

Flight Operations. Flight operations expense for the year ended December 31, 2010 increased $4.0 million, or 4%, to $106.6 million, compared to $102.6 million for the year ended December 31, 2009.

World’s flight operations expense accounted for the increase. The increase was mainly driven by an increase in pilots and associated training events. During the year ended December 31, 2010,  pilots were recalled as a result of scheduled aircraft adds for the fourth quarter of 2010 and the first quarter of 2011, which include two incremental B747 cargo aircraft and one incremental MD-11 passenger aircraft. In addition, the decision to retire the remaining DC-10 aircraft resulted in a number of the DC-10 pilots to be retrained on World’s other aircraft types.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the year ended December 31, 2010 decreased $0.6 million, or 1%, to $88.9 million, compared to $89.5 million for the year ended December 31, 2009.

World’s aircraft and traffic servicing expense increased $5.6 million mainly as a result of its 12% increase in non-ACMI departures and an increase in the average ground operations expense per non-ACMI departure due to an increase in the departures from and the mix of higher cost cities operated into during the year ended December 31, 2010 compared to the year ended December 31, 2009.  This increase was partially offset by lower ACMI rebill related expenses.

North American’s aircraft and traffic servicing expense decreased $6.2 million, primarily due to a 16% decline in non-ACMI departures and related lower navigation fees and ground operations expense for each non-ACMI departure.

Passenger Services. Passenger services expense for the year ended December 31, 2010 decreased $3.4 million, or 4%, to $75.0 million, compared to $78.4 million for the year ended December 31, 2009.

World’s passenger services expense increased by $1.6 million due to a 12% increase in non-ACMI departures.  North American’s passenger services expense decreased $5.0 million, primarily due to a 16% decrease in non-ACMI departures and lower average flight attendants headcount due to decreased flying activity.

Crew Positioning. Crew positioning expense for the year ended December 31, 2010 increased $3.2 million, or 6%, to $58.6 million, compared to $55.4 million for the year ended December 31, 2009.

World’s crew positioning expense increased $5.0 million, mainly due to a 12% increase in non-ACMI departures and a 5% increase in the average flight cost per non-ACMI departure mainly due to higher average international ticket prices.

North American’s crew positioning expense decreased $1.8 million, mainly due to a 16% decline in non-ACMI departures in year ended December 31, 2010 compared to the same period in 2009.

Selling and Marketing. Selling and marketing expense for the year ended December 31, 2010 increased $4.0 million, or 8%, to $56.4 million, compared to $52.4 million for the year ended December 31, 2009.

Selling and marketing expense at World increased primarily due to increased commissions paid to our Alliance team as a result of the 12% increase in military revenue in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2010 increased $21.8 million, or 31%, to $92.9 million compared to $71.1 million for the year ended December 31, 2009.

World and North American depreciation and amortization expense increased $14.2 million and $7.1 million, respectively, primarily due to accelerated depreciation associated with the retirement of the World DC-10 fleet, a cumulative increase in the engine overhauls, certain scheduled airframe heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Corporate depreciation and amortization expense increased $0.5 million due to the capitalization and subsequent depreciation of a new accounting system implemented during late 2009.

General and Administrative. General and administrative expense for the year ended December 31, 2010 increased $13.5 million, or 31%, to $57.6 million, compared to $44.1 million for the year ended December 31, 2009. The increase is primarily due to an increase in non-cash stock-based compensation expense under our LTIP, a net increase in incentive payouts due to World’s stronger performance, the write-off of unconsummated financing costs, as well as an increase in litigation reserves and professional fees. In addition a $2.5 million refund of insurance premiums was recorded during the third quarter of 2009 associated with our smaller aircraft fleet after the shutdown of ATA.

Asset Impairment and Aircraft Retirements. We had $6.5 million in asset impairment and aircraft retirement expense for the year ended December 31, 2010 related to the retirement of our World DC-10 fleet and the write-off of certain balances due to the sublease of a North American aircraft. Asset impairments and aircraft retirements totaling $5.7 million were recorded for the year ended December 31, 2009 due to the retirement of a damaged World DC-10 passenger aircraft and the retirement and re-delivery of two World DC-10 freighters.

Other Expenses. Other expenses for the year ended December 31, 2010 increased $2.4 million, or 35%, to $9.3 million, compared to $6.9 million for the year ended December 31, 2009. This increase was primarily due to increased subservice events and related costs of $2.6 million at World and $0.4 million at North American.

Operating Income

Operating income for the year ended December 31, 2010 increased $1.5 million to $12.6 million, compared to $11.1 million for the year ended December 31, 2009. Total operating revenue was up $114.2 million, or 11%. At the same time, total operating expense increased by $112.7 million, or 11%. Total operating revenue and total operating expense both increased mainly due to an approximate 29% increase in the price of fuel per gallon. Operating margin (operating income divided by total operating revenue), remained fairly flat for the year ended December 31, 2010 versus the same period in the prior year.

Other Income (Expense)

Interest Expense. Interest expense for the year ended December 31, 2010 decreased $11.7 million, or 20%, to $47.0 million, compared to $58.7 million for the year ended December 31, 2009. This decrease was mainly due to lower average outstanding debt in the year ended December 31, 2010 compared to the same period in 2009 due to the restructuring of our debt during the year ended December 31, 2009. This decrease was partially offset by an increase in the average interest rate.

Gain (Loss) on Investment. We recorded a loss on investment of $4.0 million for the year ended December 31, 2010 primarily related to legal fees in connection with the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust. In the year ended December 31, 2009, we recorded a gain on investment of $58.1 million primarily due to a cash distribution from the ATA bankruptcy estate trust.

Gain (Loss) on Debt Extinguishment.  We recorded a $1.2 million loss on debt extinguishment during the year ended December 31, 2010 due to an $8.0 million purchase of the First Lien Notes made in the open market. During the year ended December 31, 2009, we recorded a net gain on debt extinguishment of $85.3 million, comprised of $121.7 million reduction of principal, partially offset by a $9.1 million transaction fee and write-offs of $7.9 million of existing deferred financing costs and $19.4 million of existing debt issuance discount as a result of a series of refinancing transactions that began in June 2009. See Note 4 to our audited consolidated financial statements included elsewhere in this annual report.

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

During the year ended December 31, 2010, the amount of nondeductible expenses, such as meals and entertainment, were disproportionate in comparison to our pre-tax book loss and, as a result, significantly impacted our effective tax rate. Additionally, state income taxes and a $3.3 million tax benefit related to the decrease in the valuation allowance for certain state net operating losses impacted our tax rate. In total, we recorded an income tax benefit of $11.6 million for the year ended December 31, 2010, resulting in an effective tax rate of 30.6%. Included in this amount is our accrual for additional interest and penalties of $0.8 million and potential tax liabilities of $0.1 million, both net of indirect tax benefits, for changes to our uncertain tax positions during 2010. As of December 31, 2010, we had a deferred tax asset valuation allowance of $9.9 million compared to $13.2 million as of December 31, 2009.

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

We determined as of December 31, 2009 that a worthless stock loss deduction was available for the tax basis of the ATA stock in the amount of $116.7 million. Additionally in 2009, we recognized a gain on our investment in ATA for payments made by the ATA bankruptcy trust to our creditors. This financial reporting gain is not recognized as a gain for tax purposes. The cumulative difference of $160.5 million related to these items increased our tax benefit by $56.2 million. In addition, due to the stock cancellation, we were entitled to a bad debt write-off of $125.3 million for the unpaid balance on the intercompany loans we made to ATA, which increased the tax benefit by $43.8 million. The stock cancellation resulted in ATA realizing $125.3 million in cancellation of indebtedness income, which we refer to as “COD,” on the intercompany loans from us. The ATA COD was offset by $34.9 million in expenses at ATA, resulting in a total of $90.4 million of taxable income from our ATA deconsolidated operations for the three months ended March 31, 2009, which reduced our tax benefit by $31.6 million. As of December 31, 2009, we deconsolidated ATA’s operations for tax purposes. Consequently, a substantial portion of ATA’s tax attributes, which include its net operating losses, will not be available to us in the future. We also received $5.3 million for an NOL claim refund during the year ended December 31, 2009. These items and certain nondeductible expenses, such as meals and entertainment, affected our effective tax rate for the year ended December 31, 2009. As a result, we recorded an income tax benefit of $43.8 million resulting in an effective tax rate of (44.7%) for the year ended December 31, 2009.

A significant portion of the tax expense recorded in 2009 related to our debt restructuring in June 2009, for which we realized $85.3 million in cancellation of indebtedness income. Under the provisions of the American Recovery and Reinvestment Act of 2009, we elected to defer this income until 2014 and include it ratably over the ensuing five years, and, consequently, recorded a $29.9 million deferred tax liability.

Net Income (Loss)

Net loss for the year ended December 31, 2010 was $26.1 million, compared to net income of $142.0 million for the year ended December 31, 2009, a decline of $168.1 million primarily due to non-operating related items including our investment in the ATA bankruptcy estate trust, and the gain on debt extinguishment related to our debt refinance activities recorded in 2009 with related tax effect.  These items were partially offset by the $11.7 million decrease in interest expense described above.

Financial Overview for the Years Ended December 31, 2009 and 2008

Segment and Key Operating Data

Selected financial data for the years ended December 31, 2009 and 2008 are set forth below (in thousands):

	Year Ended December 31, 2009
	World	North American	All Other	Consolidated Total

Revenues from external customers	$657,703	$384,882	$—	$1,042,585
Intersegment revenues	248	546	23,748	24,542
Depreciation and amortization	49,308	21,574	210	71,092
Asset impairment and aircraft retirements	4,711	—	1,005	5,716
Total operating expenses	692,706	338,991	(214)	1,031,483
Operating income (loss)	(35,003)	45,891	214	11,102
Interest income	3,494	1,246	24	4,764
Interest expense	(35,093)	(17,590)	(6,017)	(58,700)
Gain on investment	—	—	58,122	58,122
Gain on debt extinguishment	—	—	85,305	85,305
Income tax expense (benefit)	(29,402)	8,589	(23,023)	(43,836)

	Year Ended December 31, 2008
	ATA	World	North American	All Other	Consolidated Total

Revenues from external customers	$187,269	$794,893	$465,768	$—	$1,447,930
Intersegment revenues	120	811	1,948	32,966	35,845
Depreciation and amortization	9,163	39,956	15,828	31	64,978
Asset impairment and aircraft retirements	91,235	10,716	25,942	(3,373)	124,520
Total operating expenses	319,025	803,323	431,289	30,353	1,583,990
Operating income (loss)	(131,756)	(8,430)	34,479	(30,353)	(136,060)
Interest income	906	3,631	2,010	521	7,068
Interest expense	(1,594)	(32,733)	(18,409)	(6,068)	(58,804)
Income tax expense (benefit)	—	(2,474)	22,111	(13,946)	5,691

The following table sets forth selected key metrics by segment:

	Year Ended December 31
	2009	2008
World
Military passenger block hours	24,018	23,087
Military cargo block hours	5,198	5,200
Commercial cargo block hours	22,514	24,955
Commercial passenger block hours	5,085	5,852
Non-revenue block hours	814	959
Total block hours	57,629	60,053
Non-ACMI block hours(1)	31,163	30,558
Non-ACMI departures(2)	5,711	5,818
Total departures	10,180	10,316
Weighted average fuel price per gallon	$1.82	$3.35
Number of aircraft in fleet, end of period	20.0	23.0
Average aircraft in revenue service	19.5	18.4
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.1	8.9

North American
Military passenger block hours	26,612	24,978
Commercial passenger block hours	2,192	3,699
Scheduled service block hours	—	2,714
Non-revenue block hours	251	144
Total block hours	29,055	31,535
Non-ACMI block hours(1)	27,889	29,342
Non-ACMI departures(2)	4,899	5,538
Total departures	5,197	6,165
Weighted average fuel price per gallon	$1.94	$3.40
Number of aircraft in fleet, end of period	10.0	10.0
Average aircraft in revenue service	10.1	10.0
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	7.9	8.6

Operating Revenues

Total operating revenues for the year ended December 31, 2009 decreased $405.3 million, or 28%, to $1,042.6 million, as compared to $1,447.9 million for the year ended December 31, 2008.

Military Passenger Revenue.  Military passenger revenue for the year ended December 31, 2009 decreased $208.5 million, or 21%, to $783.8 million, as compared to $992.3 million for the year ended December 31, 2008. The cessation of ATA’s operations accounted for $89.8 million of this decrease.

World accounted for $80.8 million of the decrease, primarily due to a 46% decrease in the fuel price per gallon, which decreased to $1.82 per gallon in 2009 compared to $3.35 per gallon in 2008. This decrease was partially offset by an increase in the number of military passenger block hours flown, which increased 931 block hours, or 4%, to 24,018 block hours in the year ended December 31, 2009 compared to 23,087 in the year ended December 31, 2008.

North American accounted for $37.9 million of the decrease, primarily due to a 43% decrease in the fuel price per gallon, which decreased to $1.94 per gallon in 2009 from $3.40 per gallon in 2008. The decline in fuel price per gallon was partially offset by an increase in military passenger block hours flown by North American, which increased 1,634, or 7%, to 26,612 in the year ended December 31, 2009 compared to 24,978 in the year ended December 31, 2008.

Military Cargo Revenue.  Military cargo revenue for the year ended December 31, 2009 decreased $23.0 million, or 24%, to $74.3 million, as compared to $97.3 million for the year ended December 31, 2008.

World accounted for the entire decrease, primarily due to the decrease in fuel price per gallon described above. Block hours flown by World during the year ended December 31, 2009 were 5,198, which was relatively unchanged compared to 5,200 in the year ended December 31, 2008.

Commercial Cargo Revenue.  Commercial cargo revenue for the year ended December 31, 2009 decreased $9.2 million, or 7%, to $115.8 million, as compared to $125.0 million for the year ended December 31, 2008.

This decrease, all at World because North American does not operate freighter aircraft, reflects a 10% reduction in block hours flown to 22,514 hours in the year ended December 31, 2009 from 24,955 hours in the year ended December 31, 2008. This decrease was primarily driven by the deterioration in the global economy and the resulting adverse effect on freight demand.

Commercial Passenger Revenue.  Commercial passenger revenue for the year ended December 31, 2009 decreased $37.6 million, or 40%, to $57.1 million, as compared to $94.7 million for the year ended December 31, 2008. The cessation of ATA’s operations accounted for $12.1 million of this decline.

World commercial passenger revenue decreased $9.3 million, or 18%, reflecting a 13% decrease in block hours flown to 5,085 from 5,852, which was primarily due to a decline in overall market demand.

North American commercial passenger revenue declined by $16.2 million, or 51%, primarily due to our decision to move capacity from commercial passenger operations to our military passenger operations to support the 7% increase in military block hours flown by North American during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Scheduled Service Revenue.  Scheduled service revenue for the year ended December 31, 2009 was $0.3 million, compared to $99.8 million for the year ended December 31, 2008. The discontinuation of ATA scheduled service revenue accounted for $73.4 million of this decline.

North American’s scheduled service revenue decreased $26.1 million primarily due to the cessation of scheduled service flying at North American during the second quarter of 2008. In addition, $0.3 million of scheduled service unearned revenue from 2008 was recognized upon the expiration of unused tickets in 2009.

Other Revenue.  Other revenue for the year ended December 31, 2009 decreased $27.6 million, or 70%, to $11.3 million, as compared to $38.9 million for the year ended December 31, 2008. The discontinuation of ATA operations accounted for $12.0 million of the decline.

World’s other revenue decreased $14.7 million mainly due to lower ACMI rebill revenue during the year ended December 31, 2009 compared to 2008.

North American’s other revenue decreased $0.9 million primarily due to the cessation of scheduled service operations in May 2008.

Operating Expenses

Total operating expenses for the year ended December 31, 2009 decreased $552.5 million, or 35%, to $1,031.5 million, as compared to $1,584.0 million for the year ended December 31, 2008.

Aircraft Fuel.  Aircraft fuel expense for the year ended December 31, 2009 decreased $265.4 million, or 54%, to $225.3 million, compared to $490.7 million for the year ended December 31, 2008. The discontinuation of ATA accounted for $80.9 million of this decline.

World accounted for $121.3 million of the decrease, mainly as a result of a 46% decrease in the fuel price per gallon, which decreased to $1.82 per gallon in 2009 compared to $3.35 per gallon in 2008. This was partially offset by a 6% increase in fuel gallons consumed to approximately 79.6 million gallons in the year ended December 31, 2009 compared to 75.2 million gallons during the year ended December 31, 2008. This increase in consumption was the result of a 2% increase in non-ACMI block hours.

North American accounted for $63.2 million of the decrease, mainly as a result of a 43% decrease in the fuel price per gallon, which decreased to $1.94 per gallon in 2009 from $3.40 per gallon in 2008. In addition, fuel gallons consumed decreased 4% to approximately 39.4 million gallons in the year ended December 31, 2009 compared to 41.1 million gallons during the year ended December 31, 2008. This decrease in consumption was the result of 5% decrease in non-ACMI block hours.

Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military customers pay for or reimburse us for our fuel costs and our commercial ACMI customers are responsible for fuel costs.

Aircraft Rentals.  Aircraft rentals expense for the year ended December 31, 2009 increased $4.6 million, or 3%, to $164.3 million, as compared to $159.7 million for the year ended December 31, 2008. An increase in aircraft rentals expense at World and North American more than offset the decline of $21.0 million due to the cessation of ATA’s operations on April 3, 2008, and the subsequent return of ATA’s aircraft to the respective lessors.

World’s aircraft rentals expense increased $17.7 million, primarily due to the inclusion in 2009 of a full year of rent expense related to two B747-400 and three MD-11 freighter aircraft that we leased in late 2008. This increase was partially offset by the early return by World to the lessor of two DC-10 freighters and the decommissioning of two DC-10 passenger aircraft in 2009.

North American’s aircraft rentals expense increased $7.9 million primarily due to an additional B767 aircraft for most of 2009. In addition, spare engine rental expense increased for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to higher unscheduled engine overhaul activity.

Maintenance, Materials and Repairs.  Maintenance, materials and repairs expense for the year ended December 31, 2009 decreased $4.6 million, or 3%, to $135.8 million, as compared to $140.4 million for the year ended December 31, 2008. ATA maintenance, materials and repairs expense was down $19.4 million due to the cessation of ATA’s operations on April 3, 2008.

World’s maintenance, materials and repairs expense increased $11.0 million, primarily due to the addition to the fleet of three MD-11 freighter and two heavy B747-400 freighter aircraft in the latter half of 2008. In addition, World experienced an increase in the average cost of scheduled maintenance events in 2009.

North American’s maintenance, materials and repairs expense increased $3.8 million mainly due to the addition of one B767 aircraft in early 2009 and higher time-driven maintenance cost due to an increase in engine overhaul activity in 2009.

Flight Operations.  Flight operations expense for the year ended December 31, 2009 decreased $20.6 million, or 17%, to $102.6 million, as compared to $123.2 million for the year ended December 31, 2008. The cessation of ATA’s operations accounted for $22.3 million of this decline.

World’s flight operations expense increased $1.5 million, or 2%, compared to 2008 primarily due to an increase in hull liability insurance and an increase in pilot salaries pursuant to the terms of the collective bargaining agreement for the year ended December 31, 2009 compared to the year ended December 31, 2008. These expenses were partially offset by decreased pilot training expense due to the timing of aircraft induction events.

North American’s flight operations expense increased $0.2 million, or 1%, in 2009 compared to 2008 primarily due to an increase in hull liability insurance, partially offset by an 8% decrease in block hours flown.

Aircraft and Traffic Servicing.  Aircraft and traffic servicing expense for the year ended December 31, 2009 decreased $25.0 million, or 22%, to $89.5 million, as compared to $114.5 million for the year ended December 31, 2008. The cessation of ATA’s operations accounted for $19.8 million of this decline.

World’s aircraft and traffic servicing expense decreased $1.0 million, or 2%, primarily due to a 2% decline in non-ACMI departures, partially offset by an 8% increase in navigation fees for non-ACMI departures.

North American’s aircraft and traffic servicing expense decreased $4.2 million, or 11%, primarily due to a 12% decrease in non-ACMI departures.

Passenger Services.  Passenger services expense for the year ended December 31, 2009 decreased $13.2 million, or 14%, to $78.4 million, as compared to $91.6 million for the year ended December 31, 2008. The cessation of ATA’s operations accounted for $14.6 million of this decline.

World’s passenger services expense increased $2.8 million, or 6%, compared to 2008 primarily due to an increase in interrupted trip expense and an increase in flight attendant salaries pursuant to the terms of the collective bargaining agreement.

North American’s passenger services expense decreased $1.4 million, or 5%, in 2009 compared to 2008 primarily as a result of a 5% decrease in the non-ACMI block hours flown.

Crew Positioning.  Crew positioning expense for the year ended December 31, 2009 decreased $22.0 million, or 28%, to $55.4 million, as compared to $77.4 million for the year ended December 31, 2008. The cessation of ATA’s operations accounted for $9.6 million of this decline.

World’s crew positioning expense decreased $6.7 million, or 16%, mainly due to a 15% decrease in the average cost per departure. This cost savings was mainly due to lower crewmember hotel room costs per night, which resulted from our positioning cost reduction initiatives.

North American crew positioning expense was down $5.7 million, or 22%, due to a 16% decrease in total departures in year ended December 31, 2009 compared to 2008 and an 8% decrease in the average positioning cost per departure. This cost savings was mainly due to lower crewmember hotel room costs per night, which resulted from our positioning cost reduction initiatives.

Selling and Marketing.  Selling and marketing expense for the year ended December 31, 2009 decreased $17.7 million, or 25%, to $52.4 million, as compared to $70.1 million for the year ended December 31, 2008. The cessation of operations of ATA on April 3, 2008 accounted for $8.6 million of this decrease.

World accounted for $4.0 million of this decrease, which was primarily the result of the 17% decrease in military revenue recorded by World in 2009 compared to 2008 and the resulting decline in commissions paid to other members of the Alliance team.

North American accounted for $5.1 million of this decrease primarily the result of the 9% decrease in military revenue recorded by North American in 2009 compared to 2008 and the resulting decline in commissions paid to other members of the Alliance team. In addition, selling and marketing expense related to scheduled service decreased due to the cessation of scheduled service flying at North American in May 2008.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2009, increased $6.1 million, or 9%, to $71.1 million as compared to $65.0 million for the year ended December 31, 2008.

World’s depreciation and amortization expense increased $9.3 million. During the year ended December 31, 2009, we determined that the useful life of World’s cargo customer relationship intangible asset should be written off. This resulted in a $3.1 million additional amortization expense, which World recorded during 2009. The remaining increase is a result of additional maintenance events that qualified for capitalization in 2009 and 2008 that were mainly related to engine overhauls and certain scheduled airframe heavy maintenance events that are being depreciated over the respective useful lives.

North American’s depreciation and amortization expense increased $5.8 million in 2009 compared to 2008, primarily due to an engine overhaul performed in 2009 that was amortized over nine months to correspond with the expiration of the aircraft lease. The remaining increase in North American’s depreciation and amortization expense is a result of additional maintenance events that qualified for capitalization in 2009 and 2008 that were mainly related to engine overhauls and certain scheduled airframe heavy maintenance events that are being depreciated over their respective useful lives.

The increases in World and North American’s depreciation and amortization expense were partially offset by a decrease in these expenses of approximately $9.0 million due to the cessation of ATA’s operations on April 3, 2008.

General and Administrative.  General and administrative expense for the year ended December 31, 2009 decreased $76.1 million, or 63%, to $44.1 million, as compared to $120.2 million for the year ended December 31, 2008. The cessation of operations of ATA on April 3, 2008 accounted for $22.7 million of this decline.

World general and administrative expense decreased $14.2 million in 2009 compared to 2008 primarily due to the 2009 reversal of a portion of bad debt recorded in 2008 related to ATA and non-recurring costs recorded in 2008 related to the ATA bankruptcy.

North American general and administrative expense decreased $5.9 million mainly due to non-recurring costs recorded in 2008 related to the ATA bankruptcy.

Corporate general and administrative expense decreased $33.3 million primarily due to recognizing $31.2 million in expense in 2008 related to our guarantee of certain ATA aircraft leases.

Asset Impairments and Aircraft Retirements.  During the year ended December 31, 2009, we recorded $5.7 million in asset impairments and aircraft retirements. Of this amount, $3.6 million related to the early retirement and re-delivery of two World DC-10 freighters and $2.1 million, net of $1.0 million of insurance proceeds, related to the retirement of a damaged World DC-10 passenger aircraft and related engines.

Asset impairments and aircraft retirements totaling $124.5 million were recorded during 2008. We reviewed our long-lived assets to determine if there were potential indicators of impairment that should be reflected as impairment charges during 2008. Impairment charges of $91.2 million were recorded for ATA during the first half of 2008, which included the full impairment of its intangible assets related to its military contract and codeshare agreement with Southwest Airlines, aircraft leasehold improvements, airframe and engine overhauls, and the value of the aircraft and related debt for two aircraft leased under capital leases.

As a result of ATA’s bankruptcy filing beginning on April 3, 2008, we ceased consolidating the results of operations and financial position of ATA in our consolidated financial statements. As of that date, we adopted the cost method of accounting for ATA. We determined that our net investment in ATA under the cost method was $17.8 million as of April 3, 2008. We determined that this investment in ATA was fully impaired as of April 3, 2008, and recorded an impairment charge of $17.8 million to asset impairments and aircraft retirements on our consolidated statement of operations during the first half of 2008.

During the year ended December 31, 2008, we recorded $6.6 million of impairment charges in connection with World’s intangible assets for customer relationships due to the termination of certain cargo customer contracts. In addition, we prepared an assessment and concluded that all of our goodwill was impaired as of December 31, 2008, while our military contracts and passenger charter customer relationships were not impaired. Consequently, we recorded a charge of $8.9 million to write off the financial statement carrying value of all of our goodwill during 2008 mainly as a result of adverse industry conditions.

Other Expenses.  Other expenses for the year ended December 31, 2009 were relatively unchanged at $6.9 million for the year ended December 31, 2009 compared to $6.8 million for the year ended December 31, 2008.

Operating Income (Loss)

Operating income for the year ended December 31, 2009 increased $147.2 million, to $11.1 million, as compared to an operating loss of $136.1 million for the year ended December 31, 2008. In April 2008, ATA ceased operations and we subsequently recorded charges of $109.0 million to asset impairment. In addition we recorded $15.5 million of impairment related to World intangible assets and our goodwill. We also recorded a charge to other expenses of $31.2 million in 2008 related to guarantees on certain ATA aircraft leases.

Other Income (Expense)

Interest Expense.  Interest expense for the year ended December 31, 2009, remained relatively unchanged at $58.7 million for the year ended December 31, 2009 as compared to $58.8 million for the year ended December 31, 2008. In connection with a refinancing of our debt in 2009, we wrote off $5.2 million and $4.4 million in capitalized costs and discount, respectively. This was offset by a net lower interest charge due to a reduced debt balance. In addition, $1.6 million in interest expense incurred by ATA in 2008 associated with its capitalized aircraft leases did not recur in 2009 as ATA’s operations ceased on April 3, 2008.

Gain on Investment.  We recorded a gain on investment of $58.1 million in the year ended December 31, 2009, of which $52.5 million was cash received from the ATA bankruptcy estate and $5.6 million, was due to the consolidation of the ATA bankruptcy estate trust. Of the cash received, $51.0 million was used to reduce our outstanding debt during 2009. See Note 2 to our audited consolidated financial statements included elsewhere in this annual report. There was no gain on investment during the year ended December 31, 2008.

Gain on Debt Extinguishment.  In June 2009, we began a series of transactions in order to refinance our outstanding debt, reducing principal and accrued interest by the net amount of $121.7 million. We purchased the full amount of JPMorgan’s portion of the debt under our Amended Term Loan at a discount. Jefferies Funding LLC and Jefferies Leveraged Credit Products LLC funded the purchase along with our funding of $33.7 million in cash. As a result, during the year ended December 31, 2009, we recorded a net gain on debt extinguishment of $85.3 million, comprised of a $121.7 million reduction of principal, partially offset by a $9.1 million transaction fee and write-offs of $7.9 million of existing deferred financing costs and $19.4 million of existing debt issuance discount. See Note 4 to our audited consolidated financial statements included elsewhere in this annual report. There was no gain on debt extinguishment during the year ended December 31, 2008.

Gain on Write-Down of Warrants.  During the year ended December 31, 2008, a liability of $6.3 million relating to outstanding stock warrants was written down to $45,000 due to a decline in the value of the warrants relating to our underlying common stock price. This resulted in a gain on the write down of warrants shown in other, net in our consolidated statements of operations for the year ended December 31, 2008.

Income Taxes

We determined as of December 31, 2009 that a worthless stock loss deduction was available for the tax basis of the ATA stock in the amount of $116.7 million. Additionally in 2009, we recognized a gain on our investment in ATA for payments made by the ATA bankruptcy trust to our creditors. This financial reporting gain is not recognized as a gain for tax purposes. The cumulative difference of $160.5 million related to these items increased our tax benefit by $56.2 million. In addition, due to the stock cancellation, we were entitled to a bad debt write-off of $125.3 million for the unpaid balance on the intercompany loans we made to ATA, which increased the tax benefit by $43.8 million. The stock cancellation resulted in ATA realizing $125.3 million in cancellation of indebtedness income, which we refer to as “COD,” on the intercompany loans from us. The ATA COD was offset by $34.9 million in expenses at ATA, resulting in a total of $90.4 million of taxable income from our ATA deconsolidated operations for the three months ended March 31, 2009, which reduced our tax benefit by $31.6 million. As of December 31, 2009, we deconsolidated ATA’s operations for tax purposes. Consequently, a substantial portion of ATA’s tax attributes, which include its net operating losses, will not be available to us in the future.

In June 2009, we refinanced the Amended Term Loan and realized $85.3 million in COD income. See Note 5 to our audited consolidated financial statements included elsewhere in this annual report. Under the provisions of the American Recovery and Reinvestment Act of 2009, we elected to defer this income until 2014 and include it ratably over the ensuing four years. Accordingly, we have booked a deferred tax liability of $29.9 million in 2009. We had deferred tax asset valuation allowances of $13.2 million at December 31, 2009 compared to $9.7 million at December 31, 2008.

Net Income (Loss)

Net income for the year ended December 31, 2009 increased $329.5 million to $142.0 million, as compared to a net loss of $187.5 million for the year ended December 31, 2008, primarily due to the $85.3 million gain on extinguishment of debt and the $58.1 million gain on investment, each recorded in 2009, and the improvement in operating results in 2009 described above.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity. As of December 31, 2010, we had unrestricted cash of $74.5 million. We do not have a revolving credit facility and there are no funds available through other unused financing options.

Cash Flow from Operating Activities. During the year ended December 31, 2010, net cash provided by operating activities was $82.9 million. The following non-cash items were positive adjustments to reconcile net loss of $26.1 million to net cash provided by operating activities: $92.9 million in depreciation and amortization, $9.6 million in amortization of loan costs and debt discount, $6.5 million in asset impairment and aircraft retirements, $5.3 million in stock-based compensation, $4.5 million in non-cash interest, $4.0 million in loss on investment, $2.2 million in unconsummated financing costs, $1.2 million in loss on debt extinguishment and $2.2 million in loss on sale of equipment. Non-cash deferred income taxes of $3.8 million negatively adjusted the net loss. Changes in operating assets and liabilities also utilized net cash of $15.7 million. Sources of cash due to changes in operating assets and liabilities were: $11.9 million in accounts receivable, net, $6.6 million in other liabilities, $4.7 million in accrued compensation and benefits, $5.5 million in other assets and $1.8 million in restricted cash. Uses of cash due to changes in operating assets and liabilities were: $38.5 million in other current assets, $1.5 million in inventories, $2.3 million in accrued expenses and other current liabilities, $1.0 million in accounts payable, $0.9 million in aircraft traffic liabilities and accrued flight expense and $1.8 million in maintenance reserve deposits.

Despite higher operating revenue, accounts receivable declined due to a reduction in days sales outstanding for AMC missions operated. Prepaid and other current assets increased due to maintenance events completed but for which we have not yet received maintenance reserve reimbursements from the aircraft lessor. Accrued compensation and benefits increased primarily due to an increase in incentive compensation and an accrual for crew termination costs associated with the retirement of our DC-10 fleet. Other current liabilities increased primarily due to accrued maintenance costs including engine overhauls and airframe checks, and a liability for deferred aircraft rent.

During the year ended December 31, 2009, net cash provided by operating activities was $60.4 million. The following non-cash items were positive adjustments to reconcile net income of $142.0 million to net cash provided by operating activities: $71.1 million in depreciation and amortization, $28.9 million in non-cash interest, $16.2 million in amortization of loan costs and debt discount, $5.7 million in asset impairment and aircraft retirements, $3.0 million in stock-based compensation, and $1.0 million in loss on sale of equipment. The following non-cash items were negative adjustments to reconcile net income to net cash provided by operating activities: $85.3 million in gain on debt extinguishment, $58.1 million in gain on investment and $37.7 million in deferred income taxes. Changes in operating assets and liabilities utilized net cash of $33.6 million. Sources of cash due to changes in operating assets and liabilities were: $18.1 million in accounts receivable, net and $6.1 million in air traffic liabilities and accrued flight expense. Uses of cash due to changes in operating assets and liabilities were: $30.2 million in other accrued expenses and current liabilities, and $7.6 million in other liabilities and other assets, $1.4 million in other current assets, $0.9 million in accrued compensation and benefits, $3.5 million in inventories, and $14.1 million in accounts payable.

The decrease in accounts receivable, net was due to a decline in revenue compared with 2008, as well as lower rebilled fuel expenses. The decline in accounts payable, as well as other accrued expenses and current liabilities, was partially due to a decline in fuel expenditures. In addition, we issued promissory notes for amounts previously reflected as current liabilities as of December 31, 2008.

In the year ended December 31, 2008, net cash provided by operating activities was $103.9 million. The following non-cash items were positive adjustments to reconcile net loss of $187.5 million to net cash provided by operating activities: $124.5 million in asset impairment and aircraft retirements, $65.0 million in depreciation and amortization, $43.0 million in non-cash interest, $14.0 million in amortization of loan costs and debt discount, $5.7 million in stock-based compensation, $2.4 million in deferred income taxes, and $1.4 million in loss on disposal of equipment. The following non-cash items were negative adjustments to reconcile net loss to net cash provided by operating activities: $6.3 million in gain on the adjustment of warrants accounted for under the liability method and $1.0 million other non-cash items. Cash provided by changes in operating assets and liabilities was $42.9 million. Sources of cash due to changes in operating assets and liabilities were: $51.5 million in other current liabilities, $44.4 million in accounts payable, $8.9 million in other liabilities and other assets and $3.3 million in air traffic liabilities and accrued flight expenses. Uses of cash due to changes in operating assets and liabilities were: $29.4 million in other current assets, $28.9 million in accounts receivable, net, $5.7 million in inventories, and $1.2 million in accrued compensation and benefits.

Cash Flow from Investing Activities. Net cash used in investing activities for the year ended December 31, 2010 and 2009 were $54.5 million and $35.1 million, respectively, consisting primarily of capitalized maintenance events of $45.1 million and $29.7 million, and the purchase of rotable parts of $4.4 million and $5.5 million, for the years ended December 31, 2010 and 2009, respectively. The increase in capital expenditures for the year ended December 31, 2010 as compared to the comparative period in 2009 is the result of an increase in aircraft operations and the timing of scheduled maintenance events, mainly engines, during the year ended December 31, 2010 compared to the same period in 2009.

Net cash used in investing activities for the year ended December 31, 2008, was $91.4 million, which mainly consisted of capital expenditures of $66.2 million. In addition, the deconsolidation of ATA as of April 3, 2008, resulted in a reduction of available cash of $26.1 million. The decrease in capital expenditures during the year ended December 31, 2009 compared to the same period in 2008 is the result of an increase in aircraft operations and the timing of scheduled maintenance events.

Cash Flow from Financing Activities. Net cash used in financing activities for the year ended December 31, 2010, was $27.0 million, consisting of $22.4 million in payments on long-term debt and $4.6 million in payment of costs related to the issuance and repurchase of debt.

Net cash used in financing activities during the year ended December 31, 2009 was $39.7 million, consisting of $20.0 million in proceeds from the issuance of preferred stock, $247.6 million in proceeds from the issuance of long-term debt, which was offset by payments on long-term debt of $285.8 million. This issuance of long-term debt and payment on long-term debt during this period were associated with restructuring our debt. In addition, we paid $21.3 million in payment of costs related to the issuance of debt and $0.1 million in the repurchase of common stock.

Net cash used in financing activities for the year ended December 31, 2008, was $4.9 million. This consisted of $11.3 million in debt issuance costs and $0.5 million in payments on long-term debt, partially offset by proceeds of a $7.0 million subordinated note issued to MatlinPatterson.

We believe cash generated from operations, existing cash balances and refunds of maintenance deposits paid into lessors will be sufficient to meet our operating requirements and other obligations over the next 12 months.

Capital Resources

To meet increased cargo demand, World entered into contracts in July 2010 to lease two Boeing 747-400 freighter aircraft, each for a period of 72 months. One lease commenced and the aircraft was delivered during January 2011 and the other commences and is scheduled to be delivered during March 2011. World returned an MD-11 freighter to revenue service.  It was previously parked due to the downturn in the economy during 2008 and 2009. In addition, World entered into an agreement to lease an MD-11 passenger aircraft, which was delivered in the fourth quarter of 2010. The addition of the three newly leased aircraft will increase our aircraft rentals expense, and long-term deposits on our balance sheet. All four aircraft listed that entered revenue service will generate additional flight crew costs due to increased pilot training costs and headcount, in addition to higher maintenance costs associated with an increased number of aircraft.

We anticipate incurring an increase in capital expenditures during the year ended December 31, 2011, as compared to the comparable period in 2010 as the result of the timing of schedule maintenance events, mainly major engines at World.  We anticipate capital expenditures to be $94 million during fiscal year 2011 of which approximately $60 million will be funded from maintenance deposits previously paid to aircraft lessors.

Debt. On August 13, 2009, we issued $175.0 million of 14% Senior Secured First Lien Notes due August 2013 (First Lien Notes). The First Lien Notes were recorded net of a $10.1 million discount. The First Lien Notes include the following key provisions: a maturity date of August 15, 2013, a 14% annual cash interest rate payable semiannually, a semiannual offer to the noteholders to prepay $10.0 million, and a minimum consolidated net cash flow covenant. During the year ended December 31, 2010, we purchased $7.5 million principal amount of the First Lien Notes pursuant to the semi-annual offer dated December 31, 2009. On June 30, 2010 we offered to purchase $11.0 million principal amount of First Lien Notes on August 3, 2010. Holders of $34,000 principal amount of First Lien Notes accepted this offer, and we purchased such First Lien Notes on August 3, 2010. On December 31, 2010, we offered to purchase $10.0 million principal amount of First Lien Notes on February 3, 2011.  No holders of the First Lien Notes accepted this offer.  Finally, we purchased $8.0 million of First Lien Notes in the open market during the second quarter of 2010. We used cash generated from operations to fund these note purchases. The First Lien Notes are secured by a first priority lien on substantially all of our tangible and intangible assets.

On September 29, 2009, we entered into a $72.5 million Second Lien Loan that matures in September 2014 and provides for 12% cash interest plus 6% additional interest payable in kind as an increase to the loan balance. The Second Lien Loan was recorded net of a $7.5 million discount. In addition, we issued warrants that were immediately converted into 838,000 shares of common stock. These warrants were issued to the holder of the Second Lien Loan and were recorded as a $7.1 million discount against the Second Lien Loan, for a total discount recorded of $14.6 million. We incurred approximately $5.5 million in capitalized transaction fees.

In March 2011, the Company entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum Consolidated Cash Flow covenant.

As of December 31, 2010, we had received $53.5 million of proceeds from the ATA’s bankruptcy estate. We used $51.0 million and $1.5 million to reduce our outstanding debt during the year ended December 31, 2009 and 2010, respectively, and $1.0 million was used for working capital purposes.

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

Commitments and Contractual Obligations

Debt and Operating Lease Cash Payment Obligations. We finance our aircraft with operating leases and consequently do not include assets and liabilities (other than maintenance reserves) associated with operating leases in our consolidated balance sheets. The following table summarizes our material contractual obligations and commitments and their currently scheduled impact on liquidity and cash flows as of December 31, 2010. The following information is shown in thousands.

	Cash Payments Currently Scheduled
	2011	2012	2013	2014	2015	After 2015

Current and long-term debt	$12,692	$20,416	$129,464	$72,500	$—	$—
Cash interest payments on current and long-term debt	31,896	30,285	28,069	14,233	—	—
Payment-in-kind interest	—	—	—	22,464	—	—
Total debt payments	44,588	50,701	157,533	109,197	—	—
Operating leases	151,363	121,448	100,109	51,895	37,746	68,538
Accrued post-retirement benefits(1)	389	439	585	714	790	4,943
	$196,340	$172,588	$258,227	$161,806	$38,536	$73,481

(1) Amounts reflect our expected contributions to the post-retirement health care benefit plan for certain World employees.

Amounts include scheduled interest payments. Interest on our Second Lien Loan is payable in cash at an annual rate of 12% and additional interest is payable in kind as additional Second Lien Loan amount at an annual rate of 6%. The interest payable in kind is reflected in the table above at maturity, with cash interest on the additional loan amount reflected when due.

Inflation

We do not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

Item 8. Financial Statements and Supplementary Data

See index to Financial Statements (Page F-1) and following pages.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this report.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

While we did not identify any material weaknesses as of December 31, 2010, we identified a material weakness in our internal control over financial reporting as of December 31, 2009 primarily relating to the accounting for the non-routine transactions related to the ATA bankruptcy. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. Deficiencies as of December 31, 2009 were identified in connection with the consolidation of the bankruptcy trust and the tax consequences of the bankrupt entity due to the lack of sufficient technical resources related to these matters. We have hired additional tax and accounting management staff and have engaged professional services as necessary to remediate this weakness. While we believe we have taken the necessary steps to remediate this material weakness, we cannot assure you that our remediation efforts will be fully successful or that similar material weaknesses will not recur. See “Risk Factors—Risks related to our Business—Failure to establish and maintain effective internal control over financial reporting may lead investors to lose confidence in our financial data.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information with respect to our directors and executive officers as of the date of this annual report, except as otherwise indicated.

Name	Age	Position
Robert R. Binns	46	Chairman of the Board, Chief Executive Officer
Charles P. McDonald	46	President
William A. Garrett	46	Executive Vice President and Chief Financial Officer
Brian T. Bauer	43	Executive Vice President and Chief Commercial Officer
Brian S. Gillman	41	Senior Vice President, General Counsel, and Secretary
Jeffrey W. Wehrenberg	50	Senior Vice President and Chief Operating Officer, North American
Larry Montford	53	Senior Vice President and Chief Operating Officer, World
David J. Matlin	49	Director
Peter Schoels	37	Director
Lawrence M. Teitelbaum	56	Director
Marjorie Bowen	45	Director
Mark E. Palmer	45	Director
Jason New	41	Director
William Stockbridge	61	Director
General Duane H. Cassidy	76	Director
Jean-Peter Jansen	60	Director

Robert R. Binns has served as our Chief Executive Officer and as a director on our board of directors since April 2008. He had previously served as Chief Marketing Officer of Global from September 2007 to April 2008. Prior to that, he served as Chief Marketing Officer of World from August 2005 to September 2007. He joined World in April 2004 as Senior Vice President of Marketing and Planning. Prior to joining World, Mr. Binns was President and Chief Executive Officer of TransMeridian Airlines from April 2002 to April 2004 and previously had been its Chief Financial Officer from December 2001 to April 2002. Mr. Binns was Vice President and Controller for the technical division of Pegasus Aviation from April 2000 through December 2001, and also spent several years with TWA in a variety of positions, including General Auditor. Prior to that, he worked as an auditor for the accounting firm of KPMG LLP in London. Mr. Binns began his career with a political lobbying firm in London that specialized in transportation issues. He holds an MBA in Finance from the University of Kansas and a Master’s degree in Political Behavior from Essex University in England. Mr. Binns’ experience in the airline industry with legacy and charter airlines brings vast knowledge and perspective on the issues we face in our industry in both the military and commercial sectors.

Charles P. McDonald has served as our President since April 2008. Prior to assuming this position, he served as Executive Vice President and Chief Airline Officer of Global from February 2008 to April 2008. He previously held the positions of Senior Vice President and Chief Operating Officer of World from April 2005 to January 2008 and Senior Vice President of Operations May 2004 to April 2005. His current responsibilities include Flight Operations, Aircraft Maintenance and Engineering, In-Flight Services, Customer Service, Safety, Human Resources and Global Shared Services. Mr. McDonald has over 23 years of aviation experience, including Chief Operating Officer of TransMeridian Airlines from 1999 to 2004. Prior to this position, Mr. McDonald has held senior-level positions with British Aerospace Regional Aircraft from 1995 to 1999 and with AMR Corporation from 1988 through 1995, including Director of Aircraft Maintenance for Flagship Airlines. Mr. McDonald is a graduate of Spartan College of Aeronautics, is a licensed aircraft maintenance technician and an honorably discharged veteran of the United States Army.

William A. Garrett has served as our Executive Vice President and Chief Financial Officer since November 2007. In this role, Mr. Garrett has direct responsibility over all aspects of our financial departments and related functions. During 2007, Mr. Garrett was previously a consultant to MatlinPatterson Global Advisers LLC, providing senior advisory and restructuring management services to its international aviation investments. Prior to this, from 2000 through 2007, Mr. Garrett served as the Chief Operating Officer and the Executive Vice President and Chief Financial Officer of Gemini Air Cargo, an international cargo airline operating wide-body, freighter aircraft primarily under ACMI contracts. Mr. Garrett served as the Chief Financial Officer of Vanguard Airlines, Inc., a domestic passenger airline, from 1996 through 1999. Prior to entering the airline industry, Mr. Garrett spent nine years in public accounting, providing accounting, auditing, merger, acquisitions and transactional services, most recently with Ernst & Young LLP and initially with PricewaterhouseCoopers LLP. While in public accounting, Mr. Garrett had a concentration in transportation and high growth companies. Mr. Garrett holds a BS in Business Administration and Accounting from Washington and Lee University.

Brian T. Bauer has served as our Executive Vice President and Chief Commercial Officer since June 2010. His current responsibilities include business and market development; market research and planning; strategic direction for passenger and cargo sales; and corporate planning. Mr. Bauer has over 21 years of aviation experience. Prior to joining Global, Mr. Bauer served as President of Evergreen International Airlines from 2006 to June 2010. Prior to this position, Mr. Bauer served in a variety of management and executive positions at Evergreen Aviation Ground Logistics Enterprises including President, Executive Vice President, and Vice President of Operations.

Brian S. Gillman has served as our Senior Vice President, General Counsel and Secretary since February 2011. From 2001 until February 2011, Mr. Gillman served as Executive Vice President, General Counsel and Corporate Secretary for Mesa Air Group, Inc. Prior to Mesa, he was Vice President, General Counsel and Corporate Secretary for Vanguard Airlines, Inc. from 1996 to 2001. He started his career as a corporate attorney with Stinson, Mag & Fizzell in Kansas City, Missouri. Mr. Gillman holds a J.D. degree from the University of Iowa College of Law and a B.B.A. degree in Accounting from the University of Iowa. He is a member of the American Bar Association and the Missouri and Arizona Bar Associations.

Jeffrey W. Wehrenberg has served as Senior Vice President and Chief Operating Officer of North American since February 2006. His current responsibilities include Flight Operations, Aircraft Maintenance and Engineering, In-Flight Services, Customer Service, Safety, and Human Resources. Prior to joining North American, Mr. Wehrenberg held a variety of executive leadership positions including President of New Heights Aviation Services, LLC, President and Chief Operating Officer at Chicago Express Airlines (ATA Connection), Senior Vice President of Operations and Chief Operating Officer for TransMeridian Airlines, Vice President of Ground X Operations for Mesaba Aviation (Northwest Airlink), and Vice President—Customer Service at Express Airlines (Northwest Airlink). Mr. Wehrenberg also worked with World in a consulting capacity in 2005.

Larry Montford has served as Senior Vice President and Chief Operating Officer of World since February 2008. His current responsibilities include Flight Operations, Aircraft Maintenance and Engineering, In-Flight Services, Customer Service, Safety, and Human Resources. He previously held the position of Vice President of Technical Operations for World from March 2004 to February 2008. Prior to joining World, Mr. Montford served as Vice President, Technical Operations, of Air Jamaica Ltd. Mr. Montford served with US Airways, Inc. as Director—Line Maintenance from February 2003 to October 2003. From July 1998 to February 2003, Mr. Montford had served US Airways, Inc. as Director of Base Maintenance in Charlotte, North Carolina and held similar positions in Tampa, Florida, and Philadelphia, Pennsylvania, where he was responsible for all Line and Base Maintenance activities. Mr. Montford also spent several years with Northwest Airlines in a variety of management positions, including Director of Base Maintenance in Duluth, Minnesota. He holds a BS in Business Administration from Georgia State University.

David J. Matlin has served as a director on our board of directors since November 2006. Mr. Matlin serves as the Chief Executive Officer of MatlinPatterson Global Advisers LLC, a $9 billion private equity firm that he co-founded in 2002 in a spin-off from Credit Suisse First Boston. Prior to the formation of MatlinPatterson Global Advisers LLC in 2002, Mr. Matlin was a Managing Director at Credit Suisse First Boston and the head of its Distressed Securities Group since its formation in 1994. Prior to joining Credit Suisse First Boston, Mr. Matlin was co-founder and Managing Director of Distressed Securities of Merrion Group, L.P., a successor to Scully Brothers & Foss L.P., from 1988 to 1994. Mr. Matlin serves on the board of directors of Standard Pacific Corp. and Flagstar Bank. Mr. Matlin holds a BS in Economics from the University of Pennsylvania’s Wharton School of Business and a JD from the UCLA School of Law. Mr. Matlin brings extensive knowledge of financial restructuring and corporate finance.

Peter Schoels has served as a director on our board of directors since March 2006. Mr. Schoels joined MatlinPatterson Global Advisers LLC in 2002 as a Partner and currently serves as its Managing Partner. Prior to joining MatlinPatterson Global Advisers LLC, Mr. Schoels served as a member of Credit Suisse First Boston’s Distressed Securities Group, making investments in North America, Latin America, Europe and the CIS. Prior to joining Credit Suisse First Boston, Mr. Schoels served as Director of Finance and Strategy for Tradeledger and Knowledge Platform, both subsidiaries of Itim Group Plc. Prior to these roles, he was Manager of Mergers and Acquisitions for Ispat International NV, specializing in buying distressed steel assets in emerging markets. Mr. Schoels serves on the board of directors of Standard Pacific Corp. Mr. Schoels is a Belgian citizen and holds a BA in International Business from Eckerd College in St. Petersburg, Florida and an MBA from U.B.I. (University of Wales and Mercer University) in Brussels, Belgium. Mr. Schoels brings extensive knowledge of financial restructuring and corporate finance.

Lawrence M. Teitelbaum has served as a director on our board of directors since February 2006. Mr. Teitelbaum joined MatlinPatterson Global Advisers LLC as a Partner and Chief Financial Officer in October 2002. He was previously Chief Financial Officer of Fenway Partners from 1996 to 2002. Prior to Fenway Partners, Mr. Teitelbaum was Treasurer and Vice President for Financial Planning for Petrie Retail Inc. following an extensive career at Ernst & Young LLP. While at Ernst & Young, he provided due diligence and investment advisory services to private equity clients on more than 30 leveraged buyout transactions. Mr. Teitelbaum began his career as Chief Accountant for Real Estate at Madison Square Garden. Mr. Teitelbaum holds a BS in Accounting from the State University of New York at Buffalo and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Teitelbaum brings extensive knowledge of financial restructuring and corporate finance.

Marjorie Bowen has served as a director on our board of directors since April 2008. From 1989 to 2007, Ms. Bowen served as Managing Director of Houlihan, Lokey, Howard & Zukin in Los Angeles and New York and was the National Director of the firm’s Fair Opinion Practice. She also served as a member of its Financial Advisory Services—Management Committee. Currently, Ms. Bowen serves on the board of directors for The Talbots, Inc. and Euromax Holdings. Ms. Bowen holds a BA from Colgate University, where she graduated cum laude in 1987, and an MBA in Finance from the University of Chicago. Ms. Bowen provides our board with a strong mix of skills and experience in areas including financial review and analysis, strategic planning, transaction expertise, professional services and corporate governance.

Mark E. Palmer has served as a director on our board of directors since December 2008. Mr. Palmer joined MatlinPatterson Global Advisers LLC in January 2008 as a Partner. Prior to joining MatlinPatterson Global Advisers LLC, Mr. Palmer was a partner in the law firm of Bracewell & Giuliani LLP, where he served as the chair of the firm’s Private Investment Funds Practice and as the head of the Corporate Practice in New York. Before joining Bracewell & Giuliani LLP, Mr. Palmer was the head of the New York Corporate Practice of the international law firm Linklaters as well as a partner with the law firm of Stroock & Stroock & Lavan LLP. Mr. Palmer holds a JD from Columbia University and a BA from the University of South Florida. Mr. Palmer brings extensive knowledge of financial restructuring and corporate finance.

Jason New has served as a director on our board of directors since September 2009. Mr. New is a Senior Managing Director and co-Head of Distressed Investing for GSO Capital Partners LP (GSO). Mr. New focuses on managing GSO’s public investment portfolio with a specific emphasis on stressed and distressed companies and on sourcing direct distressed investment opportunities. Mr. New is also a member of the GSO Investment Committee. Before joining GSO in 2005, Mr. New was a senior member of Credit Suisse’s distressed finance group. Mr. New joined Credit Suisse in 2000 when it acquired Donaldson, Lufkin & Jenrette (DLJ) where he was a member of DLJ’s restructuring group. Prior to joining DLJ in 1999, he was an associate with the law firm of Sidley Austin LLP where he practiced law in the firm’s corporate reorganization group. Mr. New is a director of Cheniere Energy, Inc. Mr. New received a J.D. from Duke University School of Law and a B.A., magna cum laude, from Allegheny College. Mr. New brings extensive knowledge of financial restructuring and corporate finance.

William Stockbridge has served as a director on our board of directors since September 2009. He is Managing Director of Hillview Aviation Ltd., an Irish registered aircraft leasing and trading company, specializing in cargo aircraft and freight operations. Hillview is a wholly owned subsidiary of Diplomat Freight Service, a major U.S. based cargo brokerage firm. Mr. Stockbridge is also an Independent Trustee of PALS (Pegasus Aircraft Lease Securitization) 1999, 2000 and 2001 since their inception in the various years. Previously he held the position of non-Executive Chairman of Tradewinds, a US121 cargo airline, specializing in providing ACMI flying for various customers. Prior to this, he was CEO of MAXjet Airways, a US121 passenger airline providing all-business class wide-body international service, having originally held the position of Chairman of the Board of MAXjet Airways from its founding in 2004 through November 2006 and was the President and CEO from November 2006 until July 2008. He was instrumental in the launch of the A330-200F freighter, and consulted with AirCastle for their purchase of fifteen of the aircraft type. Mr. Stockbridge has more than 30 years experience in cargo and passenger airlines as well as aircraft leasing. He was Founder, President and CEO of Gemini Air Cargo, an ACMI operator of DC-10 and MD-11 freighters. Following this, Mr. Stockbridge served as the President and Chief Executive Officer of Centurion Air Cargo, a Miami-based international cargo airline operating a fleet of DC10-30F aircraft and served on the board of the parent company building Centurion and a sister company, Cielos del Peru, into the largest cargo airline in Miami. Prior to this he was President and CEO of Potomac Capital Leasing Group, an aircraft leasing company based in Washington D.C. In his earlier career, he was on the start-up teams of Presidential Airways and People Express as well as holding engineering positions with Pan Am, Seaboard World Airlines and Grumman Aerospace. Mr. Stockbridge is a licensed pilot and engineer, and was a recent member of the President’s advisory board of Embry-Riddle Aeronautical University, his alma mater. Mr. Stockbridge graduated from the College of Aeronautics in 1973 with an AS degree, cum laude, in Aviation Maintenance Technology and from Embry-Riddle Aeronautical University in 1975 with a BS degree in Aviation Maintenance Management. Mr. Stockbridge’s experience in the airline industry with legacy and charter airlines brings vast knowledge and perspective on the issues we face in our industry in both the military and commercial sectors.

General Duane H. Cassidy (USAF Ret.) served on our board of directors from April 2006 through March 10, 2008, and was re-appointed to our board on June 29, 2010. From 2008 to 2010, General Cassidy served as advisor to the President and Chief Operating Officer of Global. General Cassidy attained the rank of four stars in 1985 and served as Commander in Chief of the Military Airlift Command and the U.S. Transportation Command before retiring in 1989. Upon retirement, General Cassidy joined CSX Corporation and served in senior management positions as President of CSX/Sealand logistics, Senior Vice President for Sales and Marketing of CSX Transportation and as the Corporate Senior Vice President and Chairman of the Commercial Board before retiring in 2000. Since retiring from CSX, he has served on several boards, including Forward Air, Inc., Howmet Inc. and ATA Airlines, and consulted principally in the field of transportation. General Cassidy holds a BS in Geography from University of Nebraska and a MS from Troy State University. General Cassidy has attended management schools at The Kellogg School of Northwestern University and at the Kennedy School of Government at Harvard University. General Cassidy currently serves on the board, as immediate past Chairman, of the Airlift/Tanker Association and on the board of the Special Operations Warrior Foundation. He served as a Commissioner on a Base Realignment and Closure Commission and recently co-chaired a similar commission for the Governor of the State of Florida. General Cassidy brings a vast knowledge of our business through his experience in the military and transportation industry. He has also previously served as a member of our board of directors. General Cassidy served as Commander-in-Chief of the Military Airlift Command and U.S. Transportation Command, bringing tremendous experience with military transportation to our board.

Jean-Peter Jansen has served as a director on our board since August 2010. Mr. Jansen joined Lufthansa in 1976 where he held senior management positions in a variety of divisions including technical, purchasing, fleet planning and finance. Mr. Jansen was appointed to the executive board of Lufthansa Cargo with responsibility for logistics and production in 1999. Mr. Jansen became the Chairman of the executive board in 2000 and remained in that position until he retired in 2006. Mr. Jansen served on the boards of a number of other companies, including the supervisory boards of LSG Sky Chefs Germany, Jettainer GmbH and AeroLogics GmbH. Mr. Jansen is currently an independent aviation consultant. Mr. Jansen studied economics in Hamburg at Universität Hamburg and Muenster at Westfälische Wilhelms Universität. Mr. Jansen’s experience in the airline industry brings vast knowledge and perspective on the issues we face in the industry.

Other Information Regarding Directors and Executive Officers

Mr. Binns served as Chief Marketing Officer of ATA from September 2007 through March 2008. On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code primarily due to the unexpected and, we believe, wrongful termination by FedEx of ATA’s military teaming arrangement led by FedEx.

Mr. Garrett served as the Chief Operating Officer and previously as the Chief Financial Officer of Gemini Air Cargo, an international cargo airline, from 2000 to 2007. Mr. Stockbridge served as President and Chief Executive Officer of Gemini Air Cargo, an international cargo airline, from 1996 to 2002. In March 2006, Gemini Air Cargo filed a voluntary petition under Chapter 11 of U.S. Bankruptcy Code. In August 2006 the airline emerged from bankruptcy reorganization in a debt restructuring involving a debtor in position and exchange of debt for equity. In the early summer of 2008 Gemini filed again for bankruptcy protection. Gemini Air Cargo ceased operations on August 12, 2008.

Mr. Stockbridge served as the Chairman of the Board of MAXjet Airways, Inc. from June 2004 to November 2006. He also served as the President and CEO of MAXjet from November 2006 to July 2008. On December 24, 2007, MAXjet filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and ceased operations.

Mr. Gillman served as the Executive Vice President, General Counsel, and Corporate Secretary of Mesa Air Group, Inc.  In January of 2010, Mesa Air Group, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and successfully emerged from bankruptcy protection in February 2011.

Board of Directors

Our board of directors currently consists of ten directors, four of whom, Messrs. Matlin, Palmer, Schoels and Teitelbaum, are associated with our majority stockholder, MatlinPatterson ATA Holdings LLC. Mr. New is associated with GSO Capital Partners LP (“GSO”) and acts as investment adviser to certain lenders under our Second Lien Loan, and was designated by GSO pursuant to a letter agreement between us, GSO and our majority stockholder.

Ms. Bowen, Mr. Jansen, Gen. Cassidy and Mr. Stockbridge are “independent,” as that term is defined in the rules of the NASDAQ Global Select Market.

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which requires that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be entitled to rely on the controlled company exception under NASDAQ Marketplace Rule 5615(c) from the independence requirements related to the majority of our board of directors and our compensation committee and nominating and corporate governance committee. Pursuant to NASDAQ Marketplace Rule 5615(c), a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. As of the date of this annual report, MatlinPatterson has over 90% of our outstanding voting power, which would qualify us as a controlled company eligible for exemption under the rule.

Pursuant to a letter agreement between GSO, MatlinPatterson and us, certain affiliates of GSO have the right to designate one member of our board of directors until the first to occur of completion of an initial public offering of common stock, GSO holding less than a majority of the outstanding Second Lien Loan, or less than 25% of GSO’s original loan commitment remains outstanding. Jason New currently serves as GSO’s designee on our board of directors.

Committees of the Board of Directors

Pursuant to our amended and restated by-laws, our board of directors is permitted to establish committees of one or more directors from time to time as it deems appropriate. Currently, our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee.

The membership and function of each committee are described below.

Audit Committee

The audit committee assists our board of directors with its oversight of the accounting and financial reporting processes of the Company and audits of the financial statements by assisting with monitoring the integrity of the Company’s financial statements, the independent auditor’s qualifications and independence, and the performance of the Company’s internal audit function and internal auditors.

Ms. Bowen, Mr. Jansen, Mr. Stockbridge and Mr. Teitelbaum currently serve on the audit committee and each are “audit committee financial experts” as defined in regulations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Ms. Bowen chairs the audit committee. The board of directors has determined that each of the members of the audit committee, other than Mr. Teitelbaum, is “independent,” as that term is defined by Rule 10A-3(b)(i) under the Exchange Act and the rules of the NASDAQ Global Select Market, with respect to the audit committee. If we become a listed issuer whose securities are traded on NASDAQ, the members of the audit committee will comply with the independence requirements of the NASDAQ Global Select Market within the transition period provided by the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

Compensation Committee

The compensation committee of our board of directors currently consists of Mr. Schoels, Gen. Cassidy, Mr. Palmer and Ms. Bowen. The compensation committee’s main objectives are to attract and retain high quality employees by providing competitive compensation packages and to align stockholder interests and management rewards by providing meaningful incentive opportunities to be earned by management. The compensation committee has overall responsibility for evaluating and approving our executive officer incentive compensation, benefit, severance, equity-based or other compensation plans, policies and programs. The compensation committee will also produce an annual report on executive compensation for inclusion in our proxy statement. The board of directors has determined that each of the members of the compensation committee, other than Mr. Schoels and Mr. Palmer, is “independent,” as that term is defined by the rules of the NASDAQ Global Select Market.

Nominating and Corporate Governance Committee

Gen. Cassidy, Mr. Jansen, Mr. Palmer and Mr. Stockbridge currently serve on the nominating and corporate governance committee. The nominating and governance committee will assist our board of directors in implementing sound corporate governance principles and practices. Our nominating and governance committee will identify individuals qualified to become board members and recommend to our board of directors the director nominees for the next annual meeting of stockholders. It will also review the qualifications and independence of the members of our board of directors and its various committees on a regular basis and make any recommendations the committee members may deem appropriate from time to time concerning any recommended changes in the composition of our board. The board of directors has determined that each of the members of the Nominating and Corporate Governance Committee, other than Mr. Palmer, is “independent,” as that term is defined by the rules of the NASDAQ Global Select Market.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

Code of Ethics

Our code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations.  These codes are available on our website at http://www.glah.com. Information on our website does not constitute part of this report. These codes are also available without charge upon request directed to Investor Relations, Global Aviation Holdings Inc., 101 World Drive, Peachtree City, Georgia 30269. We intend to disclose amendments or waivers of these codes required to be disclosed by posting such information on our website.

Principal Executive Office and Other Information

Our principal executive office is located at 101 World Drive, Peachtree City, Georgia 30269, and our telephone number at this address is (770) 632-8000. Our corporate website is www.glah.com. We do not incorporate the information contained on, or accessible through, our corporate website into this annual report, and you should not consider it part of this annual report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Executive Compensation Philosophy and Objectives

In connection with the compensation committee’s responsibility of determining and approving the compensation for our management employees, including our Chief Executive Officer (CEO), Chief Financial Officer and three other most highly compensated executive officers (our named executive officers) its primary objectives are to:

•                  attract and retain high quality management employees by providing total compensation opportunities with a combination of compensation elements that are competitive and comparable to those offered by peer companies in the aviation industry; and

•                  align stockholder interests and management rewards by providing meaningful incentive opportunities to be earned by management if they meet pay-for-performance standards designed to increase long-term stockholder value.

Therefore, the compensation packages we provide to management, including the named executive officers, include both cash and stock-based compensation that reward performance as measured against pre-established goals.

In determining compensation for a specific named executive officer, the compensation committee considers many factors, including the nature of the individual’s job, the individual’s job performance compared to individual goals and objectives established at the beginning of the year, the individual’s historical performance at the Company and experience level in the individual’s current position, the individual’s and the position’s ability to impact our performance and the achievement of our objectives, the compensation levels of competitive jobs and our financial performance. In considering compensation levels of competitive jobs, the compensation committee benchmarks key elements of total compensation (such as base salary, annual cash bonuses and other cash incentive bonuses, and long-term equity incentive awards) against similar elements of compensation provided by the Company’s peer group of air courier, air transport, and commercial air service providers. The compensation committee gives moderate weight to these comparisons. The compensation committee does not have a policy for setting the compensation of the Company’s executive officers within a specified range of compensation levels of the Company’s peer group of companies.

The compensation committee reviews the total compensation for the named executive officers but sees each element as distinct. The compensation program is designed to provide a proper balance of fixed versus variable and cash versus equity compensation in order to align both short and long-term interests with overall business objectives. We have no specific formula for allocating between cash and non-cash compensation. Actual earned compensation may increase when performance is outstanding relative to company goals. To the extent that performance goals are not achieved, compensation may be negatively impacted.

Our named executive officers for the year ending December 31, 2010 were Robert R. Binns (CEO), William A. Garrett (Executive Vice President and Chief Financial Officer), Charles P. McDonald (President), Brian T. Bauer (Executive Vice President and Chief Commercial Officer), and Jeffrey Sanborn (Chief Marketing Officer). Mr. Sanborn resigned from his position as Chief Marketing Officer in June of 2010 and served as our Senior Vice President, Corporate Strategy until January 2011 when he retired.

The Compensation Committee’s Processes and Procedures

The compensation committee has the authority to make all final decisions related to compensation of each of the named executive officers, including the CEO. The compensation committee reviews the compensation of the CEO and other executive officers at least annually.

The compensation committee’s primary processes and procedures for establishing and overseeing the compensation of its named executive officers include the following:

•                  Meetings.  The compensation committee holds meetings at least annually; the committee met two time(s) in 2010, one time in 2009, and five times in 2008. Compensation committee meeting agendas are typically established in consultation with the CEO. In addition, members of the compensation committee often meet informally both among themselves and with members of management to discuss issues related to compensation. The chairman of the compensation committee is Peter Schoels, and Marjorie Bowen is an independent member of the committee under the rules of the NASDAQ Global Select Market.

•                  Role of Outside Consultant.  The compensation committee retained the services of Towers Perrin (now Towers Watson) in 2008 to provide peer group market data in support of an overall review of all components of compensation for the named executive officers, including base salary, annual cash incentives, and long-term incentives. The compensation committee reviewed the report and took the results into consideration when making subsequent decisions related to compensation. For purposes of analyzing each element of compensation, the peer group of companies included 13 air courier, air transport, and commercial air service providers. The compensation committee has not set any particular target for compensation of the named executive officers relative to our peer companies. The compensation committee also retained Towers Watson in 2010 in support of an overall review of executive and director compensation.

•                  Assessment of Company Performance.  The principal measure of our performance for purposes of determining compensation is adjusted EBITDA as compared to budget. Our Short-Term Incentive Plan is intended to be sensitive to our annual performance and calls for annual incentive compensation awards based on our budgeted adjusted EBITDA for the year, as compared to the actual adjusted EBITDA for the same period. The Short-Term Incentive Plan is discussed below in “—Compensation Components for Executive Officers—Incentive Cash Bonuses.” In addition, when setting base salary, the compensation committee considers our overall financial performance as measured by EBITDA, as well as the impact of significant events, particularly if such events are not contemplated in the budget, require significant management time and attention, and result in benefit to the Company, such as, for example, our debt restructuring and bond offering in 2009.

•                  Assessment of Individual Performance.  Our CEO meets with each named executive officer to establish recommendations for performance objectives specific to the named executive officers’ job function. The compensation committee then meets with our CEO annually to agree upon the performance objectives for the CEO as well as our other named executive officers. At the end of the year, the compensation committee conducts a review of the individual performance goals of each named executive officer.

•                  Role of Executive Officers.  Our CEO is involved in formulating recommendations on matters of compensation philosophy and plan design and the specific compensation recommendations for each of the named executive officers. From time to time the CEO updates the compensation committee on the performance of the named executive officers and the CEO’s recommendation for compensation of each of the named executive officers (other than the CEO). The CEO’s ongoing assessment of performance of the named executive officers and recommendations regarding compensation is considered by the compensation committee when setting compensation. The actual compensation of the named executive officers is typically consistent with the recommendations of the CEO.

Compensation Components for Executive Officers

Our compensation program consists of the following components:

•                  base salary;

•                  annual cash incentive bonuses;

•                  discretionary cash incentive bonuses;

•                  long-term equity incentive awards;

•                  severance and change of control benefits; and

•                  other benefits.

The compensation committee believes this program balances both the mix of cash and equity compensation and the mix of short-term and long-term compensation necessary to further the compensation objectives discussed above. The same policies are applied to all named executive officers. Differences in the amount of the various components of compensation are based on job responsibilities. Following is a discussion of the compensation committee’s considerations in establishing each of the components of compensation for the named executive officers.

Many of the terms of our compensation arrangements are governed by employment agreements that have been negotiated with each of our named executive officers. Under the employment agreements, the named executive officers receive a base salary and are eligible to participate in our annual cash incentive bonus at specified percentages of their base salary, as adjusted based on the financial targets actually achieved by the Company during the year (both as described below). Each named executive officer is eligible to receive equity awards pursuant to our equity incentive plans, perquisites generally provided to other executive officers of the Company, and travel benefits on our airlines. The named executive officers also receive personal time off and are eligible to participate in our employee benefit plans.

Employment Agreements

On January 1, 2009, we entered into amended and restated employment agreements with certain of the named executive officers, primarily for the purpose of complying with Section 409A of the Internal Revenue Code. The following is a description of the material terms of the employment agreements with the named executive officers.

The employment agreements provide for indefinite terms of employment that may be terminated by the Company or the named executive officer at any time for any reason, or no reason. If the Company terminates the named executive officer’s employment without “cause,” or the named executive officer terminates his employment for “good reason,” then the named executive officer is entitled to certain severance benefits. The named executive officer or his spouse and dependent children, as applicable, are also entitled to certain severance benefits if his employment is terminated due to his death or disability. The definitions of “cause” and “good reason,” and the severance benefits payable to each named executive officer are discussed in detail in the section titled “Potential Payments Upon Termination or Change in Control.”

Under the employment agreements, the named executive officers receive a base salary and are eligible to participate in the Company’s annual incentive bonus at specified percentages of their base salary, as adjusted based on the financial targets actually achieved by the Company during the year (both as specified below). Each named executive officer is eligible to receive equity awards pursuant to the Company’s equity incentive plans, perquisites generally provided to other executive officers of the Company, and travel benefits on Company airlines. The named executive officers also receive personal time off and are eligible to participate in the Company’s employee benefit plans. The employment agreements with the named executive officers also include non-disclosure, non-competition, non-solicitation of employees, non-interference with contractors and vendors, and nondisparagement restrictive covenants that are applicable for certain periods after the named executive officer terminates employment with the Company.

Robert R. Binns is employed as the Chief Executive Officer and receives an annual base salary of $570,000. His employment agreement provides for his participation in the Short-Term Incentive Plan, referred to as the STIP, with a target payout of 100% of his base salary.

William A. Garrett is employed as the Executive Vice President and Chief Financial Officer and receives an annual base salary of $365,000. His employment agreement provides for his participation in the STIP with a target payout of 75% of his base salary. Until October 31, 2009, his employment agreement also entitled Mr. Garrett to reimbursement for out-of-pocket expenses, including commuting expenses from his home, and a car and housing allowance of $3,000 per month. Mr. Garrett’s employment agreement was amended on December 15, 2009, to provide that he would receive a monthly car and housing allowance of $2,000 until October 31, 2010. On September 16, 2010, Mr. Garrett’s employment agreement was further amended to extend the monthly car and housing allowance of $2,000 until October 31, 2011.

Charles P. McDonald is employed as the President and such additional executive positions as the Company may designate, and receives an annual base salary of $425,000. His employment agreement provides for his participation in the STIP with a target payout of 75% of his base salary.

Brian T. Bauer is employed as the Executive Vice President and Chief Commercial Officer and receives a base salary of $325,000. His employment agreement provides for his participation in the STIP at 75% of his base salary. Mr. Bauer received a signing bonus of $100,000 that must be repaid on a prorated basis if he resigns within 12 months of his start date. He is not eligible to receive any awards under our current equity compensation plans until he completes one year of service with the Company.

Jeffrey Sanborn was employed as Senior Vice President, Corporate Strategy, and prior to that, was the Chief Marketing Officer.  He received a base salary of $275,000.  He was eligible for participation in the STIP at 60% of his base salary.  He retired from Global in January 2011.

Brian S. Gillman has been employed as the Senior Vice President, General Counsel and Corporate Secretary since February 2011, and receives a base salary of $300,000. His employment agreement provides for his participation in the STIP with a target payout of 60% of his base salary.  For the 2011 plan year, the STIP payment will be a minimum of the STIP’s target threshold.

Base Salary

Base salaries paid to our named executive officers are the fixed element of annual compensation and are intended to recognize the fundamental skills and experience of our named executive officers. The base salaries are reviewed annually by the compensation committee and are adjusted from time to time based on level of responsibility, outstanding individual performance, length of service, our financial performance, promotions and internal equity considerations. The compensation committee also takes into account the salaries paid to executives of peer companies and the salary provisions of its employment agreements with the named executive officers. The base salary for each of the named executive officers is specified in each executive officer’s employment agreement, subject to any increase determined by the compensation committee, and is presented below under “Executive Compensation—Summary Compensation Table.”

The compensation committee retained the services of Towers Perrin (now Towers Watson) in 2008 to provide peer group market data in support of an overall review of all components of compensation for the named executive officers, including base salary, annual cash incentives, and long-term incentives. The compensation committee reviewed the report and took the results into consideration when making subsequent decisions related to compensation. For purposes of analyzing base salaries, the 2008 peer group of companies included 13 air courier, air transport, and commercial air service providers, including Air Methods Corp., Air Transport Services Group, Inc., Airtran Holdings, Inc., Atlas Air Worldwide Holdings, Inc., Bristow Group, Inc., Expressjet Holdings, Inc., Hawaiian Holdings, Inc., Jetblue Airways Corp., Mesa Air Group, Inc., PHI, Inc., Pinnacle Airlines Corp., Republic Airways Holdings, Inc., and Seacor Holdings, Inc. According to the report from Towers Perrin in 2008, base salaries were below the market’s 50th percentile, although they were within 15% of market median rates, for all executive officers but the CFO, whose base salary was above the market median rate. In response to this report, base salary was adjusted upward in November 2008 for four out of the five named executive officers to move base salary closer to the market median rates.

The compensation committee retained the services of Towers Watson in 2010 to provide peer group market data in support of an overall review of executive and director compensation. The compensation committee took into consideration the report of Towers Watson when reviewing the base salary provided to certain of its named executive officers. For purposes of the 2010 analysis, the 2010 peer group of companies included 17 air courier, air transport, and commercial air service providers, including Air Methods Corp., Air Transport Services Group, Inc., Airtran Holdings, Inc., Alexander & Baldwin, Inc. American Commercial Lines Inc., Atlas Air Worldwide Holdings, Inc., Bristow Group, Inc., Expressjet Holdings, Inc., Hawaiian Holdings, Inc., Horizon Lines, Inc, Kirby Corporation, PHI, Inc., Pinnacle Airlines Corp., Republic Airways Holdings, Inc., Seacor Holdings, Inc., Skywest, Inc., and Tidewater Inc. In September 2010, in response to this report, the compensation committee approved increases to the annual base salaries of Mr. Binns, Mr. McDonald, and Mr. Garrett by $45,000, $25,000, and $15,000, respectively, effective November 1, 2010. The revisions to the base salaries are designed to result in total targeted compensation between the 50th and 75th percentile for comparable positions according to Towers Watson. The compensation committee also made revisions to the severance amount payable to Mr. Binns in certain situations and revised the compensation structure for its directors in response to the Towers Watson report.

The compensation committee recognizes that none of the 2008 or 2010 peer group companies are engaged in a business that is identical to our business, and therefore no one company was considered more heavily than any other. Similarly, though there are similarities in our business model and the businesses engaged in by the peer group, there are also significant differences in our business that may require management expertise not required in the peer business. Accordingly, analysis of the peer group provides guidance to the compensation committee but the companies are recognized as not being comparable to us in every respect.

Incentive Cash Bonuses

Our objective of providing short-term incentives to our management is met by using cash-based, pay-for-company-performance annual incentive plans. We pay annual incentive bonuses to reward management for achieving or surpassing annual company performance goals. At the beginning of each year, the compensation committee establishes performance targets for the annual incentive program. These performance targets are developed based on economic and industry factors, general market conditions and other considerations. Each eligible member of management, including the named executive officers, has a target bonus potential, expressed as a percentage of base salary that is based on his or her roles and responsibility, internal equity considerations and external competitive compensation data.

Each year, we have historically adopted one annual incentive cash bonus plan, the Short-Term Incentive Plan, referred to as the STIP. The STIP is designed to supplement base salaries and to reward management with cash, including the named executive officers and other key employees, for meeting specific financial goals set by our board of directors.

The STIP calls for annual incentive compensation awards based on adjusted EBITDA achieved compared to budget, without including bonus payments earned under the STIP. In addition, for purposes of determining the award amounts under the STIP, the compensation committee has made certain adjustments on occasion to EBITDA for unusual items beyond the reasonable control of management. Examples of these adjustments include increasing EBITDA by the amount of certain professional fees and costs associated with the ATA shutdown in 2008, expenses associated with the retirement of certain aircraft, and payment by the Company to certain ATA aircraft lessors under parental guarantees.

The payout at target for the named executive officers is 100% of base salary for Mr. Binns, 75% of base salary for Messrs. McDonald, Garrett, and Bauer, and 60% of base salary for Mr. Sanborn. Such targets were negotiated as a term of each named executive officer’s employment agreement.

For 2008, 2009, and 2010 the named executive officers were entitled to receive the following amounts under the STIP:

	Potential 2008, 2009, and 2010 STIP Award as Percent of Base Salary
Percent of Adjusted EBITDA Target Achieved	Robert R. Binns	William A. Garrett	Charles P. McDonald	Brian T. Bauer (1)	Jeffrey P. Sanborn
75% (threshold)	50%	38%	38%	38%	30%
80%	60%	45%	45%	45%	36%
85%	70%	53%	53%	53%	42%
90%	80%	60%	60%	60%	48%
95%	90%	68%	68%	68%	54%
100% (target)	100%	75%	75%	75%	60%
105%	110%	83%	83%	83%	66%
110%	120%	90%	90%	90%	72%
115%	130%	98%	98%	98%	78%
120%	140%	105%	105%	105%	84%
125%	150%	113%	113%	113%	90%
130%	160%	120%	120%	120%	96%
135%	170%	128%	128%	128%	102%
140%	180%	135%	135%	135%	108%
145%	190%	143%	143%	143%	114%
150% (maximum)	200%	150%	150%	150%	120%

(1) Brian T. Bauer was employed by Global in June 2010 as such 2008 and 2009 were inapplicable.

When the percent of the adjusted EBITDA target achieved is between amounts in the table above, the potential STIP awards are rounded down. As part of its compensation review in 2008, Towers Perrin (now Towers Watson) reported that 2009 bonus targets were above the market median for all executive officers except for the General Counsel and Chief Marketing Officer. The compensation committee considered the comparison of our targeted STIP awards against the Towers Perrin survey when making subsequent compensation decisions, but has not lowered target incentive bonus compensation because it believes that EBITDA targets set under the STIP, based upon our budgeting process, are sufficiently aggressive to appropriately incentivize management performance.

The target adjusted EBITDA for 2010, 2009 and 2008 was $115.8 million, $113.1 million and $118.1 million, respectively. In 2010, 2009, and 2008, we had adjusted EBITDA equal to $123.1 million, 106% of target, $93.8 million, or 83% of target and $138.2 million, or 117% of target, respectively. We paid bonuses to the named executive officers according to the table above based on salary actually paid during the year. The actual dollar amounts paid under the STIP for 2008, 2009, and estimated for 2010 are set forth below in the “Non-Equity Incentive Plan Compensation” column of “Executive Compensation—Summary Compensation Table.”

Discretionary Cash Bonuses

The compensation committee has generally focused more on annual incentive plan bonuses than on subjectively determined bonuses as the primary means of providing short-term incentives to our management. However, the compensation committee has rewarded both named executive officers and other employees for specific performance not covered in the performance metrics of the formula-driven bonus plan. In the past, the amount of any such bonus was not based on any specific financial targets being achieved or any formula, but was determined by the compensation committee in its discretion based upon the time commitments and tasks involved in successfully completing certain strategic objectives.

On June 4, 2008, the compensation committee elected to award retention bonuses to each of the named executive officers. The awards were designed to encourage retention of a relatively new executive team through a difficult operating environment while ATA filed for bankruptcy protection and was ultimately liquidated, followed by our required restructuring of our outstanding indebtedness. Since there were no equity incentive awards of any value provided to the named executive officers at this time, the compensation committee believed that it was sensible to provide the retention bonuses as a substitute for equity awards. Half the amount of the retention bonuses was paid immediately, with the other half paid on March 31, 2009, conditioned upon that executive still being employed by us on that date. The named executive officers received the following total amounts in connection with these retention bonuses: $450,000 to Mr. Binns, $281,500 to Mr. McDonald, $262,500 to Mr. Garrett, and $132,000 to Mr. Sanborn.

In January 2010, the compensation committee elected to award the executive officers a special bonus in recognition of our performance in a difficult and unexpected economic environment that developed late in 2008 and continued in 2009, our completion of the debt refinancing and our progress on significant strategic initiatives. The compensation committee made an aggregate award of $584,000 to our named executive officers, of which $250,000 was paid to Mr. Binns. With respect to allocation of the remaining $298,500 in bonus payments to our named executive officers, the compensation committee solicited input from Mr. Binns. Based on Mr. Binns’ recommendations, in consideration of the relative impact of the various executive officers on our performance, the other named executive officers received the following payments in connection with these special bonuses: $117,000 to Mr. McDonald, $97,000 to Mr. Garrett, and $49,500 to Mr. Sanborn.

Long-Term Equity Incentive Awards

In addition to cash incentives, we offer equity incentives to our named executive officers to attract and retain key employees, to stimulate their efforts toward our continued success and to align their interests with those of our stockholders. The award of equity incentives furthers our objectives to enhance the link between the creation of stockholder value and long-term executive incentive compensation, provides an opportunity for increased equity ownership by management, and allows us to maintain competitive levels of total compensation.

In 2009, we modified our equity incentive program and adopted the Global Aviation Holdings Inc. 2009 Long-Term Incentive Plan, which we refer to as LTIP, to allow us to grant a wider range of equity incentives to our directors, officers, and key employees. In connection with the adoption of the LTIP, we terminated our then-existing stock incentive plans referred to as “Prior Incentive Plans,” so that no new awards could be granted under the Prior Incentive Plans. Any outstanding awards under the Prior Incentive Plans that were held by the named executive officers were canceled and replaced with awards granted pursuant to the LTIP in 2009.

The same policy regarding the amount of awards is applied to all named executive officers. Differences in the amounts of the awards are based primarily on job responsibility. The amount of a particular named executive officer’s total compensation was not a factor in determining the amount of any equity awards granted to such executive officer.

The LTIP allows us to grant to our named executive officers incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, performance awards, restricted stock awards, and stock awards. To date, only incentive stock options, nonqualified stock options, and restricted stock awards have been granted to the named executive officers under the LTIP. Currently, the compensation committee of the board of directors of the Company administers the LTIP. The board of directors of the Company reserved 5,677,600 shares of the Company’s common stock, subject to adjustment as provided in the LTIP, for issuance pursuant to awards granted under the LTIP, any or all of which may be granted as incentive stock options.

On November 30, 2010, the board of directors of Global Aviation Holdings Inc. (the “Company”) adopted the Company’s Amended and Restated 2009 Long-Term Incentive Plan (the “Amended LTIP”) increase the number of shares available for issuance pursuant to awards granted under the Amended LTIP; to add provisions that would allow the Company to grant awards that qualify as “performance-based compensation” in accordance with Section 162(m) of the Internal Revenue Code (the “Code”); to reflect the 100-for-1 stock split and accompanying reclassification of our common stock effected in October 2010; and to limit the term of nonqualified stock options and stock appreciation rights granted under the Amended LTIP to a maximum of ten (10) years. The maximum number of shares that can be granted under the Amended LTIP as qualified performance-based compensation under Code Section 162(m) to any employee during any calendar year is 2,000,000, and the maximum aggregate dollar amount that can be paid as qualified performance-based compensation under Code Section 162(m) under the Amended LTIP to any employee during any calendar year is $3,000,000.  The board of directors has reserved a total of 7,500,000 shares of common stock for issuance pursuant to awards granted under the Amended LTIP, subject to adjustment in certain events. The remainder of the terms of the Amended LTIP was unchanged.

Although the awards are not directly tied to the achievement of any particular targets or goals, some options have been awarded under the LTIP with exercise prices significantly greater than the current value of the underlying stock. Such awards were intended to tie asymmetrically larger financial incentives to significant increases in stockholder value and align the interests of the named executive officers with those of our stockholders.

Ten members of our management received awards of incentive stock options, nonqualified stock options, and restricted stock under the LTIP in 2009 and one member of management received such awards under the LTIP in 2010, including the named executive officers, the Chief Operating Officers of our principal operating subsidiaries and four non-executive officers. The terms of these equity awards are discussed in detail under the section titled “Executive Compensation—Equity Incentive Plans.”

The compensation committee of the board of directors has approved a plan to accelerate the vesting of all awards currently outstanding under the LTIP in the event that an initial public offering of common stock is consummated on or before September 30, 2011.

Prior to 2009, the named executive officers held options granted under the Stock Option Plan for Management Employees of New ATA Holdings, Inc. and its Subsidiaries and the Global Aero Logistics 2006 Long-Term Incentive Plan. In June 2009, these options were cancelled, and the compensation committee issued new equity awards to the named executive officers under the 2009 LTIP. The compensation committee recommended these arrangements because our business model had changed materially from 2006 through 2009, particularly in light of ATA’s cessation of operations, the role of the executives holding options under the 2006 LTIP had changed since the issuance of the options under that plan, and the exercise price of the existing stock options was substantially above the fair market value of our common stock. Based on the aforementioned factors, the compensation committee believed that the outstanding options did not create the long term incentives and alignment between management and stockholders that the compensation committee intended. The equity awards granted under the 2009 LTIP took the form of incentive stock options with an exercise price of $10 per share, nonqualified stock options granted in three tranches with exercises prices of $10, $20, and $30 per share, and restricted stock grants. The options vest in equal annual installments over three years, while the restricted stock becomes fully vested in five years. The compensation committee believed that the range of exercise prices and vesting schedules would provide management with better long term incentives and would align the interests of the named executive officers and the stockholders. The compensation committee believes that these equity awards granted in 2009 were prompted by unusual circumstances and that the size of these awards was significantly greater than the size of equity awards that we may grant in the future.

On March 31, 2011, the compensation committee anticipates making annual long-term incentive awards to the named executive officers in the form of options, restricted stock and performance shares. The performance shares will vest ratably over three years based on achievement of targeted earnings before interest, taxes, depreciation, amortization and rent over one-year performance periods. The size of such awards will reflect an analysis of prevailing market practices for long-term incentive grants by private equity backed companies recently completing an initial public offering.

Severance and Change of Control Benefits

We have entered into employment agreements with certain members of our management team, including all of the named executive officers, as a means of providing greater certainty and stability for both us and certain key management employees. The employment agreements with each of our named executive officers provide for certain severance payments upon termination of employment, the amount of which is affected by the reason for the termination and whether such termination is in connection with a change of control. The decision of the compensation committee to include termination payments in the employment agreements of the named executive officers is consistent with our objective to attract and retain high quality management employees. The compensation committee also determined that providing for severance payments in the executive officers’ employment agreements was in the best interest of the Company and our stockholders because the executive officer must comply with certain post-termination restrictions set forth in the employment agreement in order to obtain such severance payments. These restrictions include executing a release agreement, agreeing not to disclose any of our confidential information or trade secrets, and agreeing to certain restrictive covenants relating to non-competition, non-solicitation of employees and non-interference with contractors and vendors.

Severance Payments in Connection with a Change in Control.  The compensation committee considers the retention of an effective management team to be essential to protecting and enhancing the best interests of the Company and our stockholders. To that end, the compensation committee recognizes that the possibility of a change in control may exist from time to time, and that this possibility, and the uncertainty and questions it may raise among senior management, including the named executive officers, may result in the departure or distraction of senior management personnel to the detriment of the Company and our stockholders. Accordingly, the compensation committee determined that appropriate steps should be taken to encourage the continued attention and dedication of our senior management to assigned duties without the distraction that may arise from the possibility of a change in control. These steps are also intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored change in control of the Company. In addition, these steps are intended to align senior management and stockholder interests by enabling senior management to consider corporate transactions that are in the best interest of the stockholders without undue concern whether the transactions may jeopardize such individuals’ own employment. As a result, the employment agreements with our named executive officers contain a change in control severance feature that utilizes a “double trigger.” In order for change in control severance benefits to be “triggered”, a change in control must occur and the named executive officer must be terminated by us without cause within 90 days of a change in control.

For a description of benefits provided as part of a severance payment and as part of a severance payment in connection with a change in control, see “Executive Compensation—Potential Payments Upon Termination or Change of Control” below.

Other Benefits

We provide our named executive officers with benefits that are generally available to all our employees, including a 401(k) plan matching contribution, medical, dental, vision, life insurance, accidental death & dismemberment, long and short term disability, employee assistance plan, flexible spending accounts and travel benefits. We believe that these welfare benefits are appropriate and reasonable.

Pursuant to his employment agreement, Mr. Garrett is entitled to a car and housing allowance, as well as reimbursement of commuting expenses. From November 1, 2007 until December 15, 2009, the car and housing allowance was a maximum of $3,000 per month. From December 15, 2009 until October 31, 2011, when this benefit expires, the car and housing allowance is a maximum of $2,000 per month.

Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal years ended December 31, 2010, 2009, and 2008.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)		Total
Robert R. Binns	2010	$532,521	—	—	—	$585,773	—	$12,030		$1,130,324
Chief Executive	2009	$525,000	$475,000	$2,241,000	$2,476,607	$327,115	—	$95,968	(5)	$6,140,690
Officer(4)	2008	$425,822	$225,000	—	—	$508,062	—	$9,640		$1,168,524
William A. Garrett	2010	$351,507	—	—	—	$291,751	—	$33,329	(6)	$676,587
Executive Vice	2009	$350,000	$228,250	$1,136,000	$1,494,399	$163,558	—	$61,048	(7)	$3,433,255
President and Chief Financial Officer (9)	2008	$348,027	$131,250	—	—	$338,475	—	$29,810	(8)	$847,562
Charles P. McDonald	2010	$404,178	—	—	—	$335,468	—	$11,274		$750,920
President	2009	$400,000	$257,625	$1,345,000	$1,566,256	$186,923	—	$63,513	(10)	$3,819,317
	2008	$360,137	$140,625	—	—	$329,978	—	$9,635		$840,375
Brian T. Bauer (11)	2010	$190,548	$100,000	—	—	$158,155	—	$16,501	(12)	$465,204
Executive Vice President and Chief Commercial	2009	—	—	—	—	—	—	—		—
Officer	2008	—	—	—	—	—	—	—		—
Jeffrey Sanborn(13)	2010	$275,000	—	—	—	—	—	$6,480		$281,480
Chief Marketing	2009	$275,000	$115,500	$1,136,000	$1,195,001	$102,808	—	$36,181	(14)	$2,860,490
Officer	2008	$210,397	$66,000	—	—	$143,745	—	$9,319		$429,461

(1)           The amounts in these columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, and do not necessarily correspond to the actual value that will be realized by the named executive officers.

(2)           The amounts in this column reflect payments made under the STIP, which are calculated based on a percentage of salary actually paid during the year to the named executive officer.  2010 non-equity incentive plan compensation reflects the estimated payout during the second quarter of 2011.

(3)           The amounts in this column reflect, among other amounts, our matching contribution under our 401(k) plan and life insurance premiums paid by the Company on behalf of the executive.

(4)           Mr. Binns became our Chief Executive Officer on April 9, 2008. No additional compensation has been paid to Mr. Binns for serving as a director.

(5)           Includes a cash payout of $84,127 for unused paid time off from 2008.

(6)           Reflects (a) certain perquisites provided to Mr. Garrett, including a $3,984 automobile reimbursement and a $10,496 reimbursement for housing and utilities, (b) a gross-up in the amount of $7,952 for taxes on such perquisites, (c) an employer match under the Company 401(k) plan in the amount of $8,250 and (d) life insurance premiums paid by the Company on behalf of the executive.

(7)           Reflects (a) certain perquisites provided to Mr. Garrett, including a $4,792 automobile reimbursement and a $14,536 reimbursement for housing and utilities, (b) a gross-up in the amount of $9,285 for taxes on such perquisites, (c) an employer match under the Company 401(k) plan in the amount of $8,250 and (d) life insurance premiums paid by the Company on behalf of the executive. Also includes a cash payout of $21,539 for unused paid time off from 2008.

(8)           Reflects (a) certain perquisites provided to Mr. Garrett, including a $8,100 housing reimbursement, a $5,093 automobile reimbursement and reimbursement of the cost of utilities, (b) a gross-up in the amount of $6,511 for taxes on such perquisites, (c) an employer match under the Company 401(k) plan in the amount of $7,748 and (d) life insurance premiums paid by the Company on behalf of the executive.

(9)           Mr. Garrett commenced employment with us on November 1, 2007.

(10)         Includes a cash payout of $52,297 for unused paid time off from 2008.

(11)         Mr. Bauer commenced employment with us in June 2010.

(12)         Reflects (a) the reimbursement of $8,947 in relocation expenditures, (b) a gross-up in the amount of $4,914 for taxes on such reimbursement, (c) an employer match under the Company 401(k) plan in the amount of $750 and (d) life insurance premiums paid by the Company on behalf of the executive.

(13)         Mr. Sanborn resigned from his position as Chief Marketing Officer in June of 2010 and served as Senior Vice President, Corporate Strategy until January 2011, at which time he retired.

(14)         Includes a cash payout of $26,041 for unused paid time off from 2008.

Grants of Plan-Based Awards

The following table sets forth information on estimated possible payouts under our non-equity incentive plans to our named executive officers during the fiscal year ending as of December 31, 2010. The compensation committee has approved a plan, contingent on the consummation of an initial public offering on or before September 30, 2011, to accelerate the vesting of all awards currently outstanding under the LTIP according to the accelerated vesting schedule described below under “Executive Compensation—Equity Incentive Plans.”

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold(1)	Target(1)	Maximum(1)
Robert R. Binns	$266,260	$532,521	$1,065,041
William A. Garrett	$133,573	$263,630	$527,260
Charles P. McDonald	$153,588	$303,134	$606,267
Brian T. Bauer	$72,408	$142,911	$285,822
Jeffrey Sanborn	$82,500	$165,000	$330,000

(1)           Represents potential grants of cash incentive awards under the 2010 STIP. See “Compensation Discussion and Analysis—Compensation Components for Executive Officers—Incentive Cash Bonuses” for a detailed description of these awards. The estimated payout amounts for 2010 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards as of December 31, 2010, held by each of our named executive officers. In the event the Company completes an initial public offering on or before September 30, 2011, the Compensation Committee approved a plan to accelerate the vesting of all awards currently outstanding under the LTIP according to the accelerated vesting schedule described below under “Executive Compensation—Equity Incentive Plans.”

											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market or
	Option Awards							Number		Awards:	Payout
Name	Date of Award	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Date of Award	of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert R. Binns	6/29/2009	—	298,800	—	$10	6/29/2019	6/29/2009	224,100	$2,030,346	—	—
	6/29/2009		373,500		$20	6/29/2019
	6/29/2009		522,900		$30	6/29/2019
William A. Garrett	6/29/2009	—	151,400	—	$10	6/29/2019	6/29/2009	113,600	$1,029,216	—	—
	6/29/2009		189,300		$20	6/29/2019
	6/29/2009		265,000		$30	6/29/2019
Charles McDonald	6/29/2009	—	179,300	—	$10	6/29/2019	6/29/2009	134,500	$1,218,570	—	—
	6/29/2009		224,100		$20	6/29/2019
	6/29/2009		313,800		$30	6/29/2019
Brian T. Bauer		—	—	—	—	—	—	—	—	—	—
Jeffrey Sanborn	6/29/2009	—	151,400	—	$10	6/29/2019	6/29/2009	113,600	$1,029,216	—	—
	6/29/2009		189,300		$20	6/29/2019
	6/29/2009		265,000		$30	6/29/2019

The Company does not currently provide pension benefits or nonqualified deferred compensation to the named executive officers that would be subject to disclosure pursuant to the applicable securities regulations.

Equity Incentive Plans

In 2009, the Company granted restricted stock awards, incentive stock options, and nonqualified stock options (collectively, the incentive stock options and nonqualified stock options are referred to as “stock options”) to the named executive officers pursuant to the terms of the LTIP. These awards, including the exercise price of the stock options and the number of shares or options granted, as applicable, are identified in the “Outstanding Equity Awards at Fiscal Year-End” table.

The compensation committee of the board of directors has approved a plan to accelerate the vesting of all outstanding awards under the LTIP in the event that an initial public offering of common stock is consummated on or before September 30, 2011.

Stock Options.  The stock options granted to the named executive officers in 2009 vest in one-third increments such that one-third of the stock options are vested on the first anniversary of the date such stock options were granted, two-thirds of the stock options are vested on the second anniversary of the date such stock options were granted, and the options are fully vested on the third anniversary of the date such stock options were granted. In the event of a change in control, any unvested stock options will become fully vested. Pursuant to the employment agreements with the named executive officers (discussed in greater detail in “Potential Payments Upon Termination or Change of Control—Employment Agreements”), any unvested stock options will become fully vested if the named executive officer’s employment with the Company is terminated due to his death or disability, or if the Company terminates his employment without “cause” or the named executive officer terminates his employment with “good reason.” If a named executive officer terminates employment for any other reason before he becomes fully vested in his stock options, he will forfeit any unvested stock options. Stock options may only be exercised if they are vested.

The exercise price of the stock options is no less than the fair market value of a share of the Company’s common stock on the date of grant. The nonqualified stock options were granted in three tranches with exercise prices of $10, $20, and $30 per share, each of which was equal to or greater than the fair market value of a share of the Company’s common stock on the date of grant. The vesting schedule described above applies to the nonqualified stock options so that the tranche with a lower exercise price vests prior to any tranche with a higher exercise price. Dividing the stock options among the three tranches was intended to provide incentives for the executive officers to increase the value of the Company’s equity in the future, with the greatest economic benefits realized if the Company approximately triples in value during the term of the options. The exercise price of the stock options may be paid by the named executive officer in cash or cash equivalents, through a cashless exercise executed through a broker, or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

The stock options expire on the earlier of (1) the 10th anniversary of the date the options were granted; (2) 12 months after the date the named executive officer terminates employment for any reason other than “cause”; or (3) the date the Company terminates the named executive officer’s employment for “cause.”

Restricted Stock.  The restricted stock awarded to the named executive officers in 2009 becomes fully vested on the fifth (5th) anniversary of the date such restricted stock was awarded. In the event of a change in control, any unvested restricted stock will become fully vested. In addition, pursuant to the employment agreements with the named executive officers (discussed in greater detail in “Potential Payments Upon Termination or Change of Control—Employment Agreements”), any unvested restricted stock will become fully vested if the named executive officer’s employment with the Company is terminated due to his death or disability, or if the Company terminates his employment without “cause” or the named executive officer terminates his employment with “good reason.” Prior to the fifth (5th) anniversary of the grant date, all the restricted stock is unvested and will be forfeited if the named executive officer terminates employment with the Company for any other reason. Dividends will not be paid on the restricted shares until the shares become vested.

Potential Payments Upon Termination or Change of Control

This section outlines the potential payments that may be made to the named executive officers in the event of termination or change of control pursuant to their employment agreements in effect as of December 31, 2010, equity incentives granted under the LTIP, and our benefit plans.

Employment Agreements

Payment on Termination Without “Cause” or With “Good Reason.”  Severance payments to the named executive officers are subject to the named executive officer executing a release agreement in a form satisfactory to the Company. Under the employment agreements, if a named executive officer’s employment is terminated by us without “cause” or by the named executive officer due to “good reason,” the named executive officer is entitled to the following severance payments:

•      a lump sum severance payment equal to twelve (12) months of the named executive officer’s base salary and the target annual incentive bonus payable under the STIP, both as in effect at the time of the termination, paid within 30 days after the named executive officer’s “separation from service” (as defined in Section 409A of the Internal Revenue Code);

•      reimbursement for the cost of COBRA health continuation coverage under the Company’s group health plan for the lesser of: (i) 18 months, (ii) until the named executive officer obtains comparable coverage for himself and his dependents, or (iii) the COBRA continuation coverage period; and

•      lifetime travel benefits for the named executive officer and his spouse and eligible children on the Company’s airlines if scheduled service is offered, and any carrier with whom the Company has reciprocal pass arrangements in place at the time.

In addition, the named executive officers will receive payment of any base salary earned but not paid through the date of termination, payment of any unused personal time off, and any benefits payable under the Company’s benefit plans. All stock options will also become fully vested and exercisable until the earlier of the first anniversary of the date of termination or the maximum term of the option in the applicable option award, and any restrictions on outstanding restricted stock shall lapse.

The employment agreements define “cause” as the occurrence of one or more of the following events by the named executive officer: (1) the gross neglect of his employment duties; (2) the conviction of, pleading guilty to, or pleading nolo contendere or its equivalent to, a felony or any crime involving moral turpitude; (3) engaging in any illegal conduct or willful misconduct in the performance of his duties; (4) engaging in any fraudulent or tortious conduct in dealing with or on behalf of the Company or its affiliates; (5) failure or refusal to follow the lawful written instructions or directions of the board of directors, Chief Executive Officer, or other executive officer to whom the named executive officer reports; (6) knowing breach of any material obligations under the restrictive covenants contained in the employment agreement; (7) misuse of alcohol or unlawful drugs which interferes materially with the adequate performance of his employment duties for the Company; or (8) material failure to comply with the duties and responsibilities set forth in the employment agreement.

The employment agreements define “good reason” as the occurrence, without the named executive officer’s consent, of one or more of the following events: (1) a material reduction in the nature or scope of the named executive officer’s authority or duties under the employment agreement; (2) a material decrease in the named executive officer’s compensation; or (3) the relocation of the Company’s principal office or the named executive officer’s principal office location to a location that is more than fifty (50) miles from its current Peachtree City, Georgia location.

Payments on Termination in Connection with a Change in Control.  If the named executive officer’s employment is terminated by the Company without “cause” within ninety (90) days after a change in control of the Company, then the named executive officer is entitled to the severance paid on termination by the Company without “cause” not in connection with a change in control, as described above, except that he will receive twenty-four (24) months of base salary and his target annual incentive bonus payable under the STIP instead of twelve (12) months.

Payments on Termination due to Death.  If the named executive officer dies during the term of his employment agreement, his estate is entitled to continued payment of his base salary for three (3) months after his death. In addition, the named executive officer’s spouse and participating dependants will be reimbursed for the cost of COBRA medical and dental continuation coverage for three (3) months and will receive travel benefits on the Company’s airlines for twelve (12) months after the named executive officer’s death. All stock options will also become fully vested and exercisable until the earlier of the first anniversary of the date of termination or the maximum term of the option in the applicable option award, and any restrictions on outstanding restricted stock shall lapse.

Payments on Termination due to Disability.  If a named executive officer becomes disabled, as defined in the employment agreements, then the Company can terminate the agreement and the named executive officer will be entitled to any payments due under any long-term disability insurance policy maintained by the Company and under which the named executive officer is insured. In addition, the named executive officer and his spouse and eligible children will be entitled to lifetime travel benefits on the Company’s airlines and any carrier with whom the Company has reciprocal pass arrangements in place at the time. All stock options will also become fully vested and exercisable until the earlier of the first anniversary of the date of termination or the maximum term of the option in the applicable option award, and any restrictions on outstanding restricted stock shall lapse.

LTIP

As discussed previously, the named executive officers become fully vested in their outstanding stock options and restricted stock awards granted under the LTIP upon a change in control or if their employment is terminated by the Company without “cause,” by themselves for “good reason,” or upon their death or disability.

Other Benefits and Accrued Obligations

Upon a named executive officer’s termination of employment for any reason, the named executive officer is entitled to payment of any earned but unpaid base salary and personal time off, and any payments of benefits pursuant to the employee benefit plans maintained by the Company.

Potential Payments Upon Termination or Change of Control Table

The following table sets forth the estimated payments and other benefits that would have been received by each named executive officer employed by us as of December 31, 2010, or his or her estate, under existing agreements, plans and arrangements, if the named executive officer’s employment had terminated on December 31, 2010 under the following circumstances:

•      voluntary termination by the named executive officer,

•      termination by the named executive officer for good reason,

•      termination by us without cause,

•      termination by the named executive officer for good reason following a change of control,

•      termination by us without cause following a change of control,

•      termination by us for cause,

•      termination as a result of disability or

•      termination as a result of death.

The amounts are calculated based on a per share price of $9.06 as of December 31, 2010.

The amounts do not include amounts payable pursuant to our contract, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of executive officers of the Company and that are available generally to all salaried employees, such as accrued base salary and vacation and long-term disability payments. Amounts also do not include the value of travel benefits, if any, as there is no incremental cost to the Company for providing such benefits. As indicated above, the amounts are based on the employment agreement in effect for the fiscal year ended December 31, 2010. The amounts below are only estimates, and actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/2010	Voluntary Termination for Good Reason on 12/31/10	Involuntary Without Cause Termination on 12/31/2010	Voluntary Termination for Good Reason (Change of Control) on 12/31/2010	Involuntary Without Cause Termination (Change of Control) on 12/31/2010	For Cause Termination on 12/31/2010	Disability on 12/31/2010	Death on 12/31/2010
Robert R. Binns(3)
Cash Severance(1)	—	$1,710,000	$1,710,000	$1,710,000	$3,420,000	—	—	$142,500
Equity Treatment(2)	—	$2,030,346	$2,030,346	$2,030,346	$2,030,346	—	$2,030,346	$2,030,346
TOTAL	—	$3,740,346	$3,740,346	$3,740,346	$5,450,346	—	$2,030,346	$2,172,846
William A. Garrett
Cash Severance(1)	—	$638,750	$638,750	$638,750	$1,277,500	—	—	$91,250
Equity Treatment(2)	—	$1,029,216	$1,029,216	$1,029,216	$1,029,216	—	$1,029,216	$1,029,216
TOTAL	—	$1,667,966	$1,667,966	$1,667,966	$2,306,716	—	$1,026,216	$1,120,466
Charles P. McDonald
Cash Severance(1)	—	$743,750	$743,750	$743,750	$1,487,500	—	—	$106,250
Equity Treatment(2)	—	$1,218,570	$1,218,570	$1,218,570	$1,218,570	—	$1,218,570	$1,218,570
TOTAL	—	$1,962,320	$1,962,320	$1,962,320	$2,706,070	—	$1,218,570	$1,324,820
Brian T. Bauer
Cash Severance(1)	—	$568,750	$568,750	$568,750	$1,137,500	—	—	$81,250
Equity Treatment(2)	—	—	—	—	—	—	—	—
TOTAL	—	$568,750	$568,750	$568,750	$1,137,500	—	—	$81,250
Jeffrey Sanborn
Cash Severance(1)	—	$440,000	$440,000	$440,000	$880,000	—	—	$68,750
Equity Treatment(2)	—	$1,029,216	$1,029,216	$1,029,216	$1,029,216	—	$1,029,216	$1,029,216
TOTAL	—	$1,469,216	$1,469,216	$1,469,216	$1,909,216	—	$1,029,216	$1,097,966

(1)           Represents: (a) 12 months base salary and target annual bonus for Voluntary Termination for Good Reason, Without Cause Termination, and Voluntary Termination for Good Reason (Change of Control) columns, (b) 24 months base salary and target annual bonus for Involuntary Without Cause Termination (Change of Control) column, and (c) 3 months base salary for Death column.

(2)           Represents market value of $9.06 per share minus exercise price for all unvested options with a strike price less than $9.06   per share. Also includes market value of all unvested restricted stock. The number of unvested equity awards for each named executive officer is set forth in the Outstanding Equity Awards at Fiscal Year-End table.

(3)           In September 2010, the compensation committee approved a modified severance formula for Mr. Binns, effective November 1, 2010. Under this modified severance formula, subject to certain limitations, Mr. Binns is entitled to the following amounts: (a) 18 months base salary and target annual bonus for Voluntary Termination for Good Reason, Without Cause Termination, and Voluntary Termination for Good Reason (Change of Control); (b) 36 months base salary and target annual bonus for Involuntary Without Cause Termination (Change of Control); and (c) 3 months base salary for Death.

Director Compensation

We do not provide compensation for service on the board of directors to our employee directors or to directors who are appointed to our board of directors by our investors MatlinPatterson and GSO Capital Partners LP. For our other directors, our general practice is to provide annual fees of $50,000 per director. Marjorie Bowen, our audit committee chair, received an additional $25,000 fee for her audit committee service and an additional $5,000 fee for her compensation committee service. William Stockbridge received an additional $15,000 fee for his audit committee service and an additional $5,000 fee for his nominating committee service. In addition, we provide a $1,500 fee per board and committee meeting attended in person and $500 fee per board and committee meeting attended by telephone.

In 2009, the Company adopted the 2009 Long-Term Incentive Plan for Outside Directors (the “Director LTIP”) to provide incentives to non-employee directors of the Company and its affiliates to stimulate their efforts toward the continued success and long-term growth and profitability of the Company, to encourage stock ownership by selected non-employee directors, and to provide a means of obtaining, rewarding and retaining non-employee directors. The Director LTIP allows the Company to grant to its non-employee directors nonqualified stock options, stock appreciation rights, dividend equivalent rights, performance awards, restricted stock awards, and stock awards. The board of directors of the Company has reserved 33,200 shares of the Company’s common stock, subject to adjustment as provided in the Director LTIP, for issuance pursuant to awards granted under the Director LTIP. To date, only nonqualified stock options have been granted under the Director LTIP. The Director LTIP is administered by the board of directors of the Company.

On September 14, 2010, under the Director LTIP, four of our independent directors, Marjorie Bowen, William Stockbridge, General Duane Cassidy, and Jean-Peter Jansen, each received a nonqualified stock option to purchase 4,800 shares of common stock at an exercise price of $13.97 per share, which is no less than 100% of the fair value of a share of the Company’s common stock on the date of grant. These grants were made in connection with the appointment of General Cassidy and Mr. Jansen to the board and were fully vested as of the date the options were granted.  Mr. Stockbridge and Ms. Bowen were also granted options at this time that were fully vested as of the date of grant so that the independent directors were compensated consistently.

The following table sets forth information with respect to compensation earned by directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Marjorie Bowen	$112,500	—	$25,253	—	—	—		$137,753
William Stockbridge	$94,500	—	$25,253	—	—	109,254	(1)	$229,007
General Duane Cassidy	$52,250	—	$25,253	—	—	73,500	(2)	$151,003
Jean-Peter Jansen	$44,000	—	$25,253	—	—	—		$69,253

(1)   The Company pays Mr. Stockbridge for consulting services provided.

(2)   The Company pays General Cassidy for consulting and lobbying services provided.

Effective March 31, 2011, we will modify our standard annual compensation arrangements for directors, excluding employees and affiliates of MatlinPatterson and GSO, as follows:

Annual retainer	$60,000
Annual Supplemental Audit Committee Chair retainer	$15,000
Annual Supplemental Compensation Committee Chair retainer	$10,000
Annual Supplemental Nominating/Corporate Governance Committee Chair retainer	$10,000
Annual restricted stock grant value (granted as of date of annual meeting of stockholders)	$75,000
Meetings fees for meetings in excess of following annual schedule:	$1,500 per in-person meeting and $500 per telephonic meeting

•      4 board meetings

•      6 audit committee meetings

•      4 compensation committee meetings

•      4 nominating/corporate governance committee meetings

Conclusion

Our primary objectives are to: (1) attract and retain high quality management employees by providing total compensation opportunities with a combination of compensation elements that are competitive and comparable to those offered by peer companies in the aviation industry; and (2) align stockholder interests and management rewards by providing meaningful incentive opportunities to be earned by management if they meet pay-for-performance standards designed to increase long-term stockholder value. We believe the compensation delivered to each named executive officer accomplishes our objectives by providing a proper balance of fixed versus variable and cash versus equity compensation in order to align both short and long-term interests with overall business objectives. Given the economic environment, we believe it is especially important to reward our executives for achieving outstanding Company performance, which will build value for our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2011, the number of shares of our common stock that are held by:

•      each person known by us to beneficially own more than 5% of our common stock;

•      each of our executive officers named in the Summary Compensation Table;

•      each of our directors; and

•      all of our executive officers and directors as a group.

The number of shares beneficially owned by each person is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares the person has the right to acquire within 60 days of March 15, 2011, through the exercise of any stock option, warrant or other right. Except as indicated in this table, we believe each person or entity listed has sole investment and voting power with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants or other rights held by that person that are or will become exercisable within 60 days of March 15, 2011, are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Percentage of shares outstanding is based on 26,802,900 shares of common stock, which comprises shares of our common stock outstanding as of March 15, 2011.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percentage of Shares Outstanding
5% Stockholders
MatlinPatterson ATA Holdings LLC	24,703,300		92.2%
520 Madison Avenue New York, NY 10022-4213(3)
Named Executive Officers
Robert R. Binns	625,200	(4)	2.3%
William A. Garrett	318,300	(5)	1.2%
Charles P. McDonald	373,567	(6)	1.4%
Brian T. Bauer	—		—
Jeffrey Sanborn	201,900	(7)	0.8%
Non-Employee Directors
Marjorie Bowen	11,800	(8)	*
General Duane H. Cassidy	4,800	(9)	*
Jean-Peter Jansen	4,800	(10)	*
David J. Matlin	24,703,300	(11)	92.2%
Jason New(3)	838,000	(12)	3.1%
Mark Palmer	24,703,300	(11)	92.2%
Peter Schoels	24,703,300	(11)	92.2%
William Stockbridge	11,800	(13)	*
Lawrence Teitelbaum	24,703,300	(11)	92.2%
Directors and Executive Officers as a group (14 persons)(14)	27,093,467		97.3%

*              indicates less than 1%

(1)           Unless otherwise noted, the address of each beneficial owner listed is c/o Global Aviation Holdings Inc., 101 World Drive, Peachtree City, Georgia 30269.

(2)           The number of shares beneficially owned is determined in accordance with Rule 13(d)-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which each selling stockholder has sole or shared voting power or investment power and also any shares that the selling stockholder has the right to acquire within 60 days of March 15, 2011.

(3)           MatlinPatterson, beneficially owns, and is the record holder of 24,703,300 shares of common stock with respect to which it has sole dispositive power. The common stock currently represents 92.2% of the total voting power of the common stock of Global Aviation Holdings Inc. Pursuant to a letter agreement between GSO, MatlinPatterson and us, certain affiliates of GSO have the right to designate one member of our board of directors until the completion of an initial public offering of common stock, GSO holds less than a majority of the outstanding Second Lien Loan, or less than 25% of such holder’s original Second Lien Loan commitment remains outstanding. Mr. New is such designee.

(4)           Includes 224,100 restricted shares, which are subject to forfeiture pursuant to the terms of the Restricted Stock Award; an option to acquire 278,800 shares of common stock at an exercise price of $10 per share and expiring on June 29, 2019; and an option to acquire 119,600 shares of common stock at an exercise price of $20 per share and expiring on June 29, 2019.

(5)           Includes 113,600 restricted shares, which are subject to forfeiture pursuant to the terms of the Restricted Stock Award; an option to acquire 131,400 shares of common stock at an exercise price of $10 per share and expiring on June 29, 2019; and an option to acquire 70,500 shares of common stock at an exercise price of $20 per share and expiring on June 29, 2019.

(6)           Represents 134,500 restricted shares, which are subject to forfeiture pursuant to the terms of the Restricted Stock Award; an option to acquire 159,300 shares of common stock at an exercise price of $10 per share and expiring on June 29, 2019; and an option to acquire 79,767 shares of common stock at an exercise price of $20 per share and expiring on June 29, 2019.

(7)           Represents an option to acquire 131,400 shares of common stock at an exercise price of $10 per share and expiring on June 29, 2019; and an option to acquire 70,500 shares of common stock at an exercise price of $20 per share and expiring on June 29, 2019.

(8)           Includes an option to acquire 7,000 shares of common stock at an exercise price of $10 per share and expiring on October 1, 2019 and an option to acquire 4,800 shares of common stock at an exercise price of $13.97 per share and expiring on September 14, 2020.

(9)           Represents an option to acquire 4,800 shares of common stock at an exercise price of $13.97 per share and expiring on September 14, 2020.

(10)         Represents an option to acquire 4,800 shares of common stock at an exercise price of $13.97 per share and expiring on September 14, 2020.

(11)         Represents 24,703,300 shares of common stock held by MatlinPatterson. David J. Matlin is a holder of 50 percent of the membership interests in MatlinPatterson LLC (the indirect parent of the Funds (defined below)). Mr. Matlin may be deemed to have shared voting and investment control (together with Mark R. Patterson) over the shares held by MatlinPatterson. He also has an indirect pecuniary interest in MatlinPatterson Global Opportunities Partners II L.P. and MatlinPatterson Global Opportunities Partners (Cayman) II L.P. (together, “the Funds”). His exact pecuniary interest therein is not readily determinable because it is subject to several variables, including without limitation, the internal rates of return of the Funds overall and with respect to their indirect investment in us. Mr. Matlin disclaims beneficial ownership of any of the reported securities except to the extent of his pecuniary interest therein. Although each of Mr. Schoels, Mr. Palmer and Mr. Teitelbaum does not have voting or investment control over shares held by MatlinPatterson, each may be deemed to have an indirect pecuniary interest in such shares through his indirect interest in a limited partner which holds an investment interest and carried interest in the Funds. His exact pecuniary interest therein is not readily determinable because it is subject to several variables, including without limitation, the internal rates of return of the Funds overall and with respect to their indirect investment in us. Each of Mr. Schoels, Mr. Palmer and Mr. Teitelbaum disclaims beneficial ownership of any of the reported securities except to the extent of his pecuniary interest therein.

(12)         Mr. New serves as a senior managing director of GSO Capital Partners LP, the investment manager for each of Blackstone / GSO Capital Solutions Fund LP (“GSO Capital Solutions”) and Blackstone / GSO Capital Solutions Overseas Fund L.P. (“GSO Overseas” and, together with GSO Capital Solutions, the “GSO Funds”). Each of GSO Capital Solutions (702,300 shares) and GSO Overseas (135,700 shares) are the holders of record of our common stock. As investment manager of the GSO Funds, GSO Capital Partners LP is vested with investment discretion with respect to investments held by the GSO Funds. Each of the GSO Funds, GSO Capital Partners LP or Mr. New (collectively, the “GSO Persons”) may be deemed a beneficial owner of common stock. However, the foregoing should not be deemed to constitute an admission that Mr. New is the beneficial owner of any of our common stock owned by the GSO Funds. Mr. New disclaims any beneficial ownership of the shares of our common stock owned by the GSO Funds.

(13)         Includes an option to acquire 7,000 shares of common stock an exercise price of $10 per share and expiring on October 1, 2019 and an option to acquire 4,800 shares of common stock at an exercise price of $13.97 per share and expiring on September 14, 2020.

(14)         Includes 472,200 restricted shares subject to forfeiture and 1,041,267 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table reflects information regarding shares of our common stock authorized for issuance under our existing equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,854,171	$25.47	1,821,700
Total	5,854,171	$25.47	1,821,700

Item 13. Certain Relationships and Related Transactions, Director Independence

As of March 15, 2011, MatlinPatterson ATA Holdings LLC owned approximately 92% of our outstanding shares of common stock. Four of our directors, Messrs. Matlin, Palmer, Schoels and Teitelbaum, serve in various executive capacities at MatlinPatterson or one of its affiliates. MatlinPatterson and these directors are our “related persons” under the Exchange Act, and these directors may be considered to have an indirect interest in transactions involving MatlinPatterson or one of its affiliates, given these relationships.

From time to time, World subleased engines to Arrow Air, Inc., an airline which is indirectly majority-owned by investment partnerships for which MatlinPatterson Global Advisers LLC acts as investment manager. World has from time to time in the past flown B747-400 freighter and MD-11 freighter aircraft under ACMI arrangements with Arrow Air. For the years ended December 31, 2010, 2009, and 2008, Arrow paid us an aggregate of $6.2 million, $20.6 million, and $0.6 million respectively in connection with ACMI contracts and engine sub-leases.

Gleacher & Company, Inc. (formerly Broadpoint Gleacher Securities Group, Inc.) through its subsidiary Gleacher & Company Securities, Inc. (formerly Broadpoint Capital, Inc.) provided financial advisory and placement agent services to us in connection with the restructuring of our debt in 2009 for which we paid fees totaling $3 million to Gleacher & Company Securities, Inc. The same person or entity that ultimately controls MatlinPatterson Global Advisers LLC, which is the investment manager of the entities that indirectly control our majority stockholder, indirectly controls an investment partnership that indirectly owns a material interest in Gleacher.

Certain affiliates of GSO hold approximately $78.2 million of our Second Lien Loan as of December 31, 2010, which represents the largest aggregate principal amount outstanding. The Second Lien Loan bears interest at an annual rate of 18%, consisting of interest payable in cash at an annual rate of 12% and interest payable in kind at an annual rate of 6%, and was incurred in September 2009 to refinance then-existing debt. As part of the replacement of our prior second lien debt with the Second Lien Loan from certain affiliates of GSO, we issued warrants to certain affiliates of GSO which were immediately converted into 838,000 shares of common stock. See “Description of Certain Indebtedness.” Pursuant to a letter agreement between GSO, MatlinPatterson and us, certain affiliates of GSO have the right to designate one member of our board of directors until the completion of an initial public offering of common stock, GSO holds less than a majority of the outstanding Second Lien Loan, or less than 25% of such holder’s original loan commitment remains outstanding. Jason New currently serves as GSO’s designee on our board of directors.

Related Party Transaction Policy

We currently do not have a written, stand-alone policy for evaluating related party transactions. The audit committee of our board of directors reviews any related party transactions in which we are or will be a participant and that involves an amount exceeding $l20,000. The audit committee’s review procedures include evaluation of the following:

•      the nature of the relationships among the parties;

•      the materiality of the transaction to us;

•      the related person’s interest in the transaction; and

•      the benefit of the transaction to the related person and to us.

Additionally, in cases of transactions in which a director or executive officer may have an interest, the audit committee also will evaluate the effect of the transaction on such individual’s willingness or ability to properly perform his or her duties at the Company. The audit committee may utilize, as necessary, our code of ethics.

Ms. Bowen, Mr. Jansen, Gen. Cassidy and Mr. Stockbridge are “independent,” as that term is defined in the rules of the NASDAQ Global Select Market.

Item 14. Principal Accounting Fees and Services

Following are aggregate fees billed to us by Ernst & Young LLP for professional services for the fiscal year ended December 31, 2010 and 2009.

Audit Fees. In connection with services rendered for the audit of our annual financial statements, the review of our interim financial statements, an unconsummated public offering of equity securities, and the public registration of our First Lien Notes, we have estimated total audit fees for fiscal year 2010 to be approximately $2.9 million.  In connection with services rendered for the audit of our annual financial statements, the review of our interim financial statements and a private placement registration statement, we incurred audit fees for fiscal year 2009 of $2.3 million. These amounts include fees for services that were billed to us in fiscal year 2011 in connection with the 2010 fiscal year audit, and billed in 2010 in connection with the 2009 fiscal year audit.

Audit-Related Fees. The aggregate fees billed by our independent public accountants for audit-related professional services includes fees associated with the agreed-upon procedures of certain employee benefit plans, of approximately $10,000 and $11,250 for fiscal years ending 2010 and 2009, respectively.

Tax Fees. The aggregate fees billed by our independent public accountants for professional services relating to tax compliance, tax planning and tax advice, taken as a whole, were approximately $0.1 million and $0.2 million for the fiscal years ending 2010 and 2009, respectively.

All Other Fees. The aggregate fees billed by our independent public accountants for all other professional services to us were approximately $18,000 in 2010 and consisted of services rendered in connection with best practices of information technology controls and procedures. In 2009, there were no such fees.

The Audit Committee pre-approves all services performed by its principal accounting firm. The full Audit Committee approves annually projected services and fee estimates for these services. The Audit Committee Chairman has been designated by the Audit Committee to pre-approve any services arising during the year that are not otherwise pre-approved by the entire Audit Committee. Services approved by the Chairman are communicated to the full Audit Committee for ratification at its next regular meeting. In making its pre-approval determination, the Audit Committee is required to consider whether providing the non-audit services are compatible with maintaining the accounting firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)       The following documents are filed as part of this Report.

1.     Financial Statements.

See index to financial statements on page F-1.

2.     Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 2010

Exhibits

2.1

First Amended Joint Chapter 11 Plan for ATA Holdings Corp. and its subsidiaries, incorporated by reference to Exhibit 2.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-146958, filed January 9, 2008.

2.2

Reorganizing Debtors’ Firm Immaterial Modification and Clerical Correction to the First Amended Joint Chapter 11 Plan of Reorganization for ATA Holdings Corp. and its subsidiaries, incorporated by reference to Exhibit 2.6 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-146958, filed January 9, 2008.

2.3

Order Confirming the First Amended Joint Chapter 11 Plan for ATA Holdings Corp. and its subsidiaries, incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

2.4	First Amended Chapter 11 Plan of ATA Airlines, Inc., incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

2.5

Order Confirming First Amended Chapter 11 Plan of ATA Airlines, Inc, incorporated by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

3.1	Certificate of Incorporation of Global Aviation Holdings Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

3.2

Amended and Restated Bylaws of Global Aviation Holdings Inc., as amended through September 17, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, File No. 333-167913, filed October 6, 2010.

3.3

Amended and Restated Certificate of Incorporation of North American Airlines, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, File No. 333-167913, filed October 6, 2010.

4.1

Indenture by and among the Company, North American Airlines, Inc., World Airways, Inc. and Wells Fargo Bank, N.A., dated as of August 13, 2009, together with form of First-Lien Note, incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

4.2

First Supplemental Indenture by and among the Company, North American Airlines, Inc., World Airways, Inc. and Wells Fargo Bank, N.A., dated as of September 28, 2009, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-167913, filed June 30, 2010.

4.3

First-Lien Security Agreement made by the Company, North American Airlines, Inc. and World Airways, Inc. in favor of Wells Fargo Bank, N.A., dated as of August 13, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

4.4

Registration Rights Agreement by and among the Company, North American Airlines, Inc., World Airways, Inc. and Jefferies & Company, Inc., dated as of August 13, 2009, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

4.5

Intercreditor Agreement by and among the Company, North American Airlines, Inc., World Airways, Inc., Wells Fargo Bank, N.A., and Jefferies Finance LLC, dated as of August 13, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

4.6

Notice of Refinancing and Supplement No. I, dated September 29, 2009, to the Intercreditor Agreement, dated August 13, 2009, by and among the Company, North American Airlines, Inc., World Airways, Inc., Wells Fargo Bank, N.A., and Jefferies Finance LLC, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4, File No. 333-167913, filed October 6, 2010.

10.1

Amended and Restated Employment Agreement between the Company and Robert R. Binns dated January 1, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.1(a)

Amendment to Amended and Restated Employment Agreement between the Company and Robert R. Binns effective as of November 1, 2010, incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed October 6, 2010.+

10.2

Amended and Restated Employment Agreement between the Company and William A. Garrett dated January 1, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.2(a)

Amendment to Amended and Restated Employment Agreement between the Company and William A. Garrett dated as of January 1, 2009, incorporated by reference to Exhibit 10.2(a) to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.2(b)

Second Amendment to Amended and Restated Employment Agreement between the Company and William A. Garrett effective as of November 1, 2010, incorporated by reference to Exhibit 10.2(b) to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed October 6, 2010.+

10.3

Amended and Restated Employment Agreement between the Company and Charles McDonald dated January 1, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.3(a)

Amendment to Amended and Restated Employment Agreement between the Company and Charles McDonald effective November 1, 2010, incorporated by reference to Exhibit 10.3(a) to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed October 6, 2010.+

10.4	Employment Agreement between the Company and Brian S. Gillman dated January 21, 2011, filed herewith as Exhibit 10.4. +

10.5

Employment Agreement between the Company and Brian T. Bauer dated May 17, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.6

Global Aviation Holdings Inc. 2009 Long-Term Incentive Plan for Outside Directors, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.6(a)

Global Aviation Holdings Inc. First Amendment to the 2009 Long-Term Incentive Plan for Outside Directors, incorporated by reference to Exhibit 10.7(a) to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed October 6, 2010.+

10.7	Global Aviation Holdings Inc. Amended and Restated 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 3, 2010.+

10.8	2011 Short-Term Incentive Plan, filed herewith as Exhibit 10.8.+

10.9

Form of Nonqualified Stock Option Award Agreement under the 2009 Long-Term Incentive Plan for Outside Directors, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.10

Form of Restricted Stock Award Agreement under the 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.11

Form of Nonqualified Stock Option Award Agreement under the 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.12

Form of Incentive Stock Option Award Agreement under the 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.13

Form of Nonqualified Stock Option Award Agreement pursuant to the Stock Option Plan for Management Employees of New ATA Holdings, Inc, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.14

Nonqualified Stock Option Award Agreement pursuant to the New ATA Holdings Inc. 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.+

10.15

Second-Lien Term Loan Agreement by and among the Company, North American Airlines, Inc., World Airways, Inc., Blackstone/GSO Capital Solutions Fund LP, Blackstone Holdings Finance Co. LLC, and Wells Fargo Bank, N.A., dated as of September 29, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

10.15(a)

First Amendment to Second-Lien Term Loan Credit Agreement by and among the Company, North American Airlines, Inc., World Airways, Inc., the Lenders and Wells Fargo Bank, N.A., as Agent, dated as of August 30, 2010, incorporated by reference to Exhibit 10.20(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed August 30, 2010.

10.16

Second-Lien Security Agreement by and among the Company, North American Airlines, Inc., World Airways, Inc., Blackstone/GSO Capital Solutions Fund LP, Blackstone Holdings Finance Co. LLC, and Wells Fargo Bank, N.A., dated as of September 29, 2009, incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed August 30, 2010.

10.17

Warrant Agreement dated as of August 14, 2007, between the Company and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.22 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-146958, filed January 9, 2008.

10.18

Form of Letter amending certain Restricted Stock Awards, Nonqualified Stock Option Awards and Incentive Stock Option Awards to accelerate vesting in certain circumstances, incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed October 6, 2010.+

10.19

Shareholder Letter Agreement dated September 29, 2009 among the Company, GSO Capital Partners L.P. and MatlinPatterson ATA Holdings LLC, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4, File No. 333-167913, filed October 6, 2010.

10.20

Second Supplemental Indenture by and among the Company, North American Airlines, Inc. and World Airways, Inc. and Wells Fargo Bank, National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2011.

10.21

Second Amendment and Waiver to Second Lien Term Loan Credit Agreement by and among the Company, North American Airlines, Inc., World Airways, Inc., the Guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 29, 2011.

21.1	List of Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, File No. 333-167842, filed June 28, 2010.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AVIATION HOLDINGS INC.
(Registrant)

	By:	/s/ Robert R. Binns
Robert R. Binns
Chief Executive Officer
Dated: March 29, 2011
Peachtree City, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert R. Binns	Chief Executive Officer	March 29, 2011
Robert R. Binns	(Principal Executive Officer)
and Chairman

/s/ William A. Garrett	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2011
William A. Garrett

/s/ Marjorie Bowen	Director	March 29, 2011
Marjorie Bowen

/s/ Gen. Duane H. Cassidy	Director	March 29, 2011
Gen. Duane H. Cassidy

/s/ Jean-Peter Jansen	Director	March 29, 2011
Jean-Peter Jansen

/s/ David J. Matlin	Director	March 29, 2011
David J. Matlin

/s/ Jason New	Director	March 29, 2011
Jason New

/s/ Mark E. Palmer	Director	March 29, 2011
Mark E. Palmer

/s/ Peter Schoels	Director	March 29, 2011
Peter Schoels

/s/ William Stockbridge	Director	March 29, 2011
William Stockbridge

/s/ Lawrence M. Teitelbaum	Director	March 29, 2011
Lawrence M. Teitelbaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Global Aviation Holdings Inc.

We have audited the accompanying consolidated balance sheets of Global Aviation Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedule included in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Aviation Holdings Inc. and subsidiaries at December 31, 2010 and 2009, the consolidated results of their operations and their cash flows for each of the three years in period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 29, 2011

Global Aviation Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$74,543	$73,077
Accounts receivable, net of allowance for doubtful accounts of 2010—$442; 2009—$654	30,162	42,037
Inventories, net	15,645	19,762
Maintenance reserve deposits	60,217	45,514
Deferred tax assets	18,362	8,136
Prepaid expenses and other current assets	81,599	43,050
Total current assets	280,528	231,576
Property and equipment:
Flight equipment	228,613	165,998
Facilities and ground equipment	18,726	18,571
Gross property and equipment	247,339	184,569
Accumulated depreciation	(105,190)	(58,043)
Net property and equipment	142,149	126,526

Intangible assets:
Military contract intangibles, net of accumulated amortization of 2010—$85,112; 2009—$59,894	167,070	192,288
Other intangible assets, net of accumulated amortization of 2010 and 2009—$8,122	4,000	4,000
Total intangible assets	171,070	196,288
Restricted cash	6,326	8,135
Maintenance reserve deposits	45,342	59,861
Deposits and other assets	44,889	57,139
Total assets	$690,304	$679,525
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$12,673	$24,400
Accounts payable	15,854	11,338
Air traffic liabilities	7,174	5,504
Accrued compensation and benefits	31,470	25,225
Accrued flight expenses	17,954	20,534
Other accrued expenses and current liabilities	111,955	92,226
Total current liabilities	197,080	179,227
Long-term debt, less current maturities	210,785	211,128
Deferred tax liabilities, net	78,995	72,544
Other liabilities	33,357	25,257

Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 2010 and 2009—400,000,000; issued and outstanding 2010—26,802,900 and 2009—25,906,300	3	3
Warrants	1,479	1,479
Additional paid-in capital	342,161	336,904
Accumulated deficit	(173,563)	(147,414)
Accumulated other comprehensive income	7	397
Total stockholders’ equity	170,087	191,369
Total liabilities and stockholders’ equity	$690,304	$679,525

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Years Ended December 31
	2010	2009	2008*
Operating revenues:
Military passenger	$812,851	$783,845	$992,252
Military cargo	141,074	74,297	97,295
Commercial cargo	156,438	115,755	125,025
Commercial passenger	40,502	57,083	94,665
Scheduled service	—	298	99,772
Other	5,902	11,307	38,921

Total operating revenues	1,156,767	1,042,585	1,447,930

Operating expenses:
Aircraft fuel	291,555	225,309	490,714
Aircraft rentals	153,736	164,260	159,666
Maintenance, materials and repairs	147,075	135,754	140,364
Flight operations	106,624	102,599	123,150
Aircraft and traffic servicing	88,875	89,538	114,532
Passenger services	74,958	78,351	91,571
Crew positioning	58,612	55,423	77,382
Selling and marketing	56,442	52,401	70,057
Depreciation and amortization	92,922	71,092	64,978
General and administrative	57,635	44,145	120,245
Asset impairment and aircraft retirements	6,461	5,716	124,520
Other expenses	9,292	6,895	6,811

Total operating expenses	1,144,187	1,031,483	1,583,990

Operating income (loss)	12,580	11,102	(136,060)

Other income (expense):
Interest income	2,951	4,764	7,068
Interest expense	(46,993)	(58,700)	(58,804)
Gain (loss) on investment	(4,022)	58,122	—
Gain (loss) on debt extinguishment	(1,239)	85,305	—
Gain on adjustment of warrants value	—	—	6,286
Other, net	(982)	(2,470)	(336)

Total other income (expense)	(50,285)	87,021	(45,786)

Income (loss) before income tax (benefit) expense	(37,705)	98,123	(181,846)
Income tax (benefit) expense	(11,556)	(43,836)	5,691

Net income (loss)	(26,149)	141,959	(187,537)
Preferred stock dividends	—	(9,483)	(29,802)
Income (loss) available to common stockholders	$(26,149)	$132,476	$(217,339)

Basic income (loss) available to common stockholders per share:
Weighted—average shares outstanding	25,906,300	19,019,000	1,252,100
Income (loss) available to common stockholders per share	$(1.01)	$6.97	$(173.58)
Diluted income (loss) available to common stockholders per share:
Weighted—average shares outstanding	25,906,300	32,685,800	1,252,100
Income (loss) available to common stockholders per share	$(1.01)	$4.34	$(173.58)

*      Includes the results of ATA from January 1, 2008 to April 2, 2008

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31
	2010	2009	2008*
Operating activities
Net income (loss)	$(26,149)	$141,959	$(187,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,922	71,092	64,978
(Gain) loss on debt extinguishment	1,239	(85,305)	—
(Gain) loss on investment	4,022	(58,122)	—
Cumulative effect of ASC 840-10	—	7,309	—
Amortization of loan costs	4,258	7,673	10,004
Amortization of debt discount	5,382	8,496	3,954
Asset impairment and aircraft retirements	6,461	5,716	124,520
Unconsummated financing costs	2,222	—	—
Stock-based compensation expense	5,257	3,034	5,708
Deferred income taxes	(3,775)	(37,747)	2,353
Non-cash interest	4,547	28,899	43,036
Other non-cash items	—	—	(1,018)
Gain on adjustment of warrants value	—	—	(6,286)
Loss on disposal or sale of equipment	2,222	1,079	1,351
Changes in operating assets and liabilities:
Accounts receivable, net	11,875	18,075	(28,896)
Inventories	(1,535)	(3,548)	(5,728)
Prepaid expenses and other current assets	(38,549)	(1,441)	(29,426)
Accounts payable	(1,012)	(14,114)	44,350
Air traffic liabilities and accrued flight expenses	(910)	6,086	3,296
Accrued compensation and benefits	4,709	(878)	(1,174)
Other accrued expenses and current liabilities	(2,287)	(30,249)	51,503
Other liabilities and other assets	12,050	(7,571)	8,926

Net cash provided by operating activities	82,949	60,443	103,914

Investing activities
Capital expenditures	(55,178)	(37,656)	(66,215)
Proceeds from disposal or sale of equipment	678	19	907
Insurance proceeds from impairment of assets	—	1,000	—
Proceeds from gain on investment	—	1,500	—
Cash surrendered upon deconsolidation of ATA	—	—	(26,084)
Net cash used in investing activities	(54,500)	(35,137)	(91,392)

Financing activities
Proceeds from long-term debt and warrants	—	247,603	—
Payments on long-term debt	(22,375)	(285,797)	(542)
Payment of costs related to issuance of debt and preferred stock	(4,608)	(21,337)	(11,320)
Proceeds from issuance of preferred stock	—	20,000	—
Proceeds from long-term debt from affiliates	—	—	7,000
(Repurchase) proceeds from issuance of common stock	—	(122)	—
Net cash used in financing activities	(26,983)	(39,653)	(4,862)
Net increase (decrease) in cash and cash equivalents	1,466	(14,347)	7,660
Cash and cash equivalents at beginning of year	73,077	87,424	79,764
Cash and cash equivalents at end of year	$74,543	$73,077	$87,424

Supplemental information:
Property and equipment expenditure included in other current liabilities	34,278	9,703	15,848

Cash payments for:
Interest paid	$33,685	$2,033	$21
Income taxes (refunded) paid	$8,974	$(4,555)	$(1,851)

*      Includes the cash flow of ATA from January 1, 2008 to April 2, 2008

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	Preferred Stock		Common Stock			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2008	11,507	$158,644	1,252	$1	$1,434	$135,053	$(106,447)	$(287)	$188,398

Net loss	—	—	—	—	—	—	(187,537)	—	(187,537)
Net post-retirement gain	—	—	—	—	—	—	—	186	186

Total comprehensive (loss)	—	—	—	—	—	—	(187,537)	186	(187,351)
Stock-based compensation	—	—	—	—	—	5,708	—	—	5,708

Balance as of December 31, 2008	11,507	158,644	1,252	1	1,434	140,761	(293,984)	(101)	6,755
Adoption of ASC 840-10, net of tax of $2,698	—	—	—	—	—	—	4,611	—	4,611

Adjusted balance as of January 1, 2009	11,507	158,644	1,252	1	1,434	140,761	(289,373)	(101)	11,366
Net income	—	—	—	—	—	—	141,959	—	141,959
Net post-retirement gain								450	450
Net unrealized gain on investment							—	48	48

Total comprehensive income							141,959	498	142,457
Proceeds from issuance of preferred stock	1,429	20,000	—	—	—	—	—	—	20,000
Conversion of debt to preferred stock	548	7,680	—	—	—	—	—	—	7,680
Accumulated preferred dividend	—	49,479	—	—	—	(49,479)	—	—	—
Conversion of preferred stock dividend	—	(49,479)	4,948	—	—	49,479	—	—	—
Conversion of preferred stock, net of issuance costs, to common stock	(13,484)	(186,324)	18,879	—	—	186,322	—	—	—
Issuance of warrants	—	—	—	—	7,125	—	—	—	7,125
Conversion of warrants from liability to equity	—	—	—	—	45	—	—	—	45
Warrants converted to common stock	—	—	838	—	(7,125)	7,125	—	—	—
Stock-based compensation	—	—	—	1	—	3,034	—	—	3,034
Repurchase of fractional shares	—	—	(12)	—	—	(122)	—	—	(122)
Rights offering	—	—	1	1	—	(216)	—	—	(216)

Balance as of December 31, 2009	—	—	25,906	3	1,479	336,904	(147,414)	397	191,369

Net loss	—	—	—	—	—	—	(26,149)	—	(26,149)
Net post-retirement loss	—	—	—	—	—	—	—	(399)	(399)
Net unrealized gain on investment								9	9

Total comprehensive (loss)	—	—	—	—	—	—	(26,149)	(390)	(26,539)
Stock-based compensation	—	—	—	—	—	5,257	—	—	5,257
Issuance of restricted stock	—	—	897	—	—	—	—	—	—

Balance as of December 31, 2010	—	$—	26,803	$3	$1,479	$342,161	$(173,563)	$7	$170,087

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

1. Organization, Basis of Presentation, and Significant Accounting Policies

Global Aviation Holdings Inc. (Global, and collectively with its wholly owned subsidiaries, the Company) is a global provider of customized air transport passenger and cargo services, offering a broad range of aircraft types and payloads. The Company offers military, cargo, and commercial charter services through its two operating airlines: World Airways, Inc. (World) and North American Airlines, Inc. (North American). World provides long-range passenger and cargo charter and ACMI (aircraft, crew, maintenance and insurance) air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and ACMI air transportation serving the U.S. Government, tour operators, and other airlines. North American also operated international scheduled passenger service in selected markets, but discontinued this service on May 20, 2008. The North American aircraft used in the scheduled service business were redeployed into military charter operations. The Company’s combined fleet consists of the following aircraft types: Boeing 757-200 passenger (B757), Boeing 767-300 passenger (B767), Boeing 747-400 freighter (B747), McDonnell Douglas DC10-30 passenger (DC-10), and McDonnell Douglas MD-11 (MD-11) passenger and freighter. The DC-10 fleet was retired in January 2011. All active aircraft as of December 31, 2010 are leased.

The Company’s wholly owned subsidiaries are as follows: New ATA Acquisition Inc. (New ATA), New ATA Investment Inc. (New ATA Investment), World Air Holdings, Inc. (World Air Holdings), World, North American, World Risk Solutions, Ltd. (World Risk Solutions), World Airways Parts Company, LLC, Global Shared Services, and Global Aviation Ventures SPV LLC. ATA Airlines, Inc. (ATA) was a wholly owned subsidiary until March 31, 2009. The Company acquired World Air Holdings and its wholly owned subsidiaries, World, North American, World Risk Solutions, and World Airways Parts Company, LLC on August 14, 2007 (the Acquisition Date). On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and ATA subsequently discontinued all business operations. As of April 3, 2008, Global ceased consolidating the results of operations and financial position of ATA in its consolidated financial statements. The results of operations of ATA through April 2, 2008 are included in the Company’s consolidated financial statements (See Note 2).

Principles of Consolidation

The consolidated financial statements included herein have been presented in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. In June 2009, the Company completed a 1,000 to 1 reverse stock split on its common stock. In addition, on October 1, 2010, the Company effected a 100-for-1 stock split of the Company’s outstanding common stock. Accordingly, all common stock share data have been adjusted, including prior periods, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include fixed asset and intangible asset useful lives, valuation allowances (including, but not limited to, those related to receivables, inventories, and deferred taxes), other income tax accounting, self-insured employee benefits, and legal liabilities. During the fourth quarter of 2010, the Company elected to retire its remaining DC-10 aircraft by the end of the first quarter of 2011. The original useful lives of the DC-10 aircraft improvements, capitalized maintenance, rotable parts and inventories ranged from three to five years. This change in useful lives resulted in additional $7.6 million, or approximately $0.29 per diluted share, in depreciation and amortization expense recorded for the year ended December 31, 2010. The Company’s maximum future obligation under its DC-10 engine power by the hour maintenance agreement is $8.4 million. During the first quarter of 2009, the Company determined that the useful life related to its World cargo customer relationship intangible asset should be adjusted to amortize the remaining unamortized balance through June 30, 2009. The original useful life on the Acquisition Date was determined to be 10 years. Adjusting the estimated useful life of the asset to fully amortize the cargo customer relationship balance through June 30, 2009, was deemed appropriate based on management’s best estimate of the expected benefit of the future cash flows related to the acquired customers. This change in useful life resulted in an additional $3.1 million, or approximately $0.09 per diluted share, in amortization expense recorded for the year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities at the purchase date of three months or less to be cash equivalents. The Company had cash and cash equivalents, primarily consisting of money market funds, of $74.5 million and $73.1 million as of December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. The Company places cash and cash equivalents with high credit-quality institutions. At times, such amounts are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2010, and 2009, such excess over FDIC insurance limits amounted to approximately $36.8 million and $62.4 million, respectively, in bank balances.

Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents and restricted cash approximate their carrying values due to their short-term nature. The fair values of the Company’s debt instruments are calculated based on debt with similar maturities, credit quality and current market rates of interest.

Accounts Receivable

Accounts receivable are due primarily from the U.S. Government, tour operators, international passenger and cargo air carriers, and international freight forwarders. The Company does not require collateral on its trade receivables. The Company generally invoices upon completion of a flight, and considers amounts past due if payment has not been received within agreed-upon payment terms. An allowance for doubtful accounts has been established based on the Company’s collection experience and an assessment of the collectability of specific accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors including, but not limited to, review of a specific customer’s ability to meet its financial obligations including, but not limited to, bankruptcy filings, and changes in the aging of accounts receivable. Accounts receivable are charged off against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories

Inventories consist primarily of expendable and recoverable/repairable aircraft spare parts and other supplies. Inventories are recorded utilizing a First-In-First-Out basis (FIFO) and are stated at the lower of cost or market value. Market value is considered to be net realizable value. The FIFO basis is applied when removing parts from inventories. Inventories are charged to expense when consumed. The Company records an allowance for obsolescence against its inventories by amortizing the book value of the aircraft parts inventories, net of any estimated residual value, over the related fleet’s estimated useful service life, or the average of the related fleet’s lease term, whichever is shorter. The obsolescence allowance at December 31, 2010 and 2009 was $15.8 million and $10.1 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist mainly of deposits under leases, or other agreements that will be returned within the next 12 months, and the prepayment for goods or services to be realized within the next 12 months. Also included are deposits received in advance of certain charter flights, which are held in an escrow account until the charter service is provided. Other receivables included in prepaid expenses and other current assets include insurance claims and other miscellaneous receivables including receivables from lessors. At December 31, 2010 and 2009, receivables from lessors were $43.8 million and $11.2 million, respectively.

Property and Equipment

The Company records additions to property and equipment at cost. Property and equipment is depreciated to residual values, if any, over their estimated useful service lives using the straight-line method. Leasehold improvements, flight equipment and rotable parts related to the Company’s aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is shorter. The Company’s facilities and ground equipment are generally depreciated over a period of three to seven years.

Airframe and Engine Maintenance and Lease Requirements

The cost of major engine overhauls for fleet types not covered under a maintenance agreement and the cost of certain overhauls related to heavy airframe, engine, life-limited parts (LLP), landing gear and auxiliary power units (APU) for all fleet types is capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft calendar limits, for both owned and leased aircraft. The Company has maintenance agreements for certain items, such as engines, which require the Company to pay a monthly fee per engine flight hour in exchange for major overhaul, spares, and maintenance of those engines. The Company expenses the cost per flight hour under these agreements as incurred. Under the majority of its aircraft and engine leases, the Company is required to make periodic maintenance reserve payments to lessors for certain future maintenance work such as airframe, engine, LLP, landing gear and APU overhauls. At inception and at each balance sheet date the Company assesses whether its maintenance reserve payments required by its leases are substantively and contractually related to the maintenance of the leased asset. Payments that are determined to be substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits and are reflected as Maintenance Reserve Deposits in the Company’s balance sheet. In addition, under its aircraft and engine leases, the Company is required to return the airframes, engines, LLP, landing gear, and APUs to the lessors in a specified maintenance condition at the end of the lease (return condition). If the return condition is not met, the leases generally require the Company to provide financial compensation to the lessor. Under certain leases, the maintenance reserve deposits may not be refundable to the Company. Consequently, the Company periodically reviews the balances of the maintenance reserve deposits and writes off any amounts that are no longer probable of recovery. In determining whether it is probable that maintenance deposits will be used to offset the liability for future maintenance costs, the Company considers the condition of the aircraft, including but not limited to, the airframe and engines and the projected future usage of the aircraft based on the Company’s business and fleet plans. For the years ended December 31, 2010, 2009, and 2008, the Company expensed $7.5 million, $9.6 million, and $10.3 million, respectively, of maintenance reserve payments on certain aircraft leases where the Company determined that it was not probable that payments would be used to offset the liability for future maintenance costs.

In June 2008, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus in Issue No. 08-3 (EITF 08-3), Accounting by Lessees for Non-Refundable Maintenance Deposits, included in Accounting Standards Codification (ASC 840-10), Leases, pertaining to maintenance deposits under certain equipment lease agreements, whereby a lessee is legally or contractually responsible for repair and maintenance of the leased asset throughout the lease term. Additionally, certain lease agreements include provisions requiring the lessee to make deposits to the lessor to financially protect the lessor in the event the lessee does not properly maintain the leased asset. This issue applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. The accounting by lessees for maintenance deposits was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of ASC 840-10 effective January 1, 2009. The cumulative effect of the change in accounting for nonrefundable maintenance deposits as of January 1, 2009 increased our maintenance deposits by $7.3 million, our increased long-term deferred tax liabilities by $2.7 million and decreased our accumulated deficit by $4.6 million, net of tax.

If an operating lease has return conditions, the Company’s policy is to accrue and expense ratably the return condition costs once they are estimable and probable. The Company recognized $3.5 million, $0.1 million, and $0.6 million of return condition expense as part of aircraft maintenance, materials, and repairs expense in its consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008, respectively. Conversely, the Company recognized $3.0 million in return condition income as a reduction to aircraft maintenance, materials and repairs expense in the year ended December 31, 2008, as a result of reversing a return condition provision that was no longer required as the Company elected to renew the applicable aircraft lease.

As of December 31, 2010 and 2009, other accrued expenses and current liabilities included $35.4 million and $20.5 million, respectively, related to accrued maintenance events.

Goodwill and Intangible Assets

The Company recorded goodwill for the excess of the purchase price for its acquisitions over the fair value of identifiable net assets acquired, including identified intangible assets (See Note 3). Goodwill was allocated to reporting units for purposes of impairment testing based on the fair value of each entity acquired. Goodwill is not deductible for tax purposes.

During the year ended December 31, 2008, the Company tested its goodwill for impairment at the reporting unit level. The reporting unit levels for the Company’s goodwill are World and North American. Goodwill impairment testing was performed utilizing a two-step methodology. The initial step required the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value. As of the year ended December 31, 2008, the Company wrote off all of its goodwill primarily due to the worldwide economic downturn, particularly in the airline industry.

The Company’s indefinite-lived intangible assets are evaluated for impairment annually in its fourth fiscal quarter or more often if events or changes in circumstances indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

The Company reviews its property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, and the fair values exceed carrying values, an impairment charge would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Definite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives.

When impairment indicators are present, such as permanently removing flight equipment or other long-lived assets from operations, and long-lived assets are tested for recoverability, an assessment is also made to determine if it is necessary to adjust the remaining useful lives and salvage values of such assets, regardless of whether an impairment charge is recorded.

Restricted Cash

Restricted cash primarily consists of deposits held to secure outstanding stand-by letters of credit issued by a financial institution on behalf of the Company predominately in favor of insurance companies as part of the Company’s risk management program. While the existing letters of credit mature within the next 12 months, management believes it is likely that the letters of credit will be renewed, and thus classifies the deposits that collateralize these letters of credit as long-term in its consolidated balance sheets. To the extent management does not intend to renew the letter of credit, the related deposit is recorded as short-term.

Deposits and Other Assets

Deposits and other assets primarily consist of long-term security deposits required under aircraft, engine, or building lease agreements, and unamortized deferred loan costs. As of December 31, 2010 and 2009, the Company had $30.9 million and $32.2 million, respectively, of long-term security deposits recorded on its consolidated balance sheets. The Company capitalizes incremental and direct costs associated with the issuance of debt. These costs include legal fees, due diligence fees, and other similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a noncurrent asset on the accompanying consolidated balance sheets. As of December 31, 2010 and 2009, the net book value of the Company’s deferred loan costs was $11.9 million and $16.6 million, respectively. Amortization expense related to deferred loan costs for the years ended December 31, 2010, 2009, and 2008 was $4.3 million, $7.7 million, and $10.0 million, respectively. Such amortization is classified as interest expense in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, the Company recognizes deferred income taxes based upon the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured through the application of current enacted tax rates. When necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. The Company must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

The Company’s income tax provisions are based on calculations, estimates, and assumptions that are subject to potential examination by the Internal Revenue Service (IRS) and other taxing authorities. Although the Company believes the positions taken on previously filed returns are reasonable, it has established tax and interest reserves in recognition that taxing authorities may challenge the positions it has taken, which could result in additional liabilities of both taxes and interest. The Company reviews and adjusts these reserves as circumstances warrant or as events occur that affect its potential liability, such as the lapsing of applicable statutes of limitations, conclusions of audits, a change based upon current calculations, identification of new issues, releases of administrative guidance or the rendering of a court decision affecting a particular issue. Any adjustment to the tax provision would be made in the period in which the facts that gave rise to the change become known.

The Company adopted the provisions of ASC 450, Contingencies, on January 1, 2007. The Company developed and implemented a process, consistent with ASC 450 and ASC 740, Income Taxes, to ensure that uncertain tax positions are properly identified, recognized, and measured in the Company’s financial statements. The Company adopted ASC 805, Business Combinations, effective January 1, 2009. As such, the total unrecognized income tax benefits as of December 31, 2008, if recognized in future periods, will be recorded through income tax expense and will impact the Company’s effective tax rate.

Revenue Recognition

Military revenues are comprised of revenues from the U.S. Government. Commercial revenues are comprised of full service charter revenues and ACMI revenues. Scheduled service revenues are comprised of revenues resulting from scheduled service. Other revenue is comprised of ACMI rebill revenue. Military revenues are recognized when air transportation services are provided on a per leg basis. Commercial revenue is initially recorded as unearned revenue at the time of sale, as the customer is generally required to pay in advance of the flight, and recognized as revenue when air transportation services are provided on a per leg basis. The majority of the Company’s ACMI contracts are structured to include minimum guarantees of flight hours and related revenue. Military and commercial charter contracts generally include a fixed rate per gallon for fuel usage with a provision to partially or fully adjust the rate to the actual price per gallon paid by the Company. The contracted rate (per mile) and fuel prices (per gallon) are generally established by the military for a 12-month period beginning in October and ending in September of the next year. Fuel prices established by the military are adjusted from time to time for fluctuations in fuel price. The Company receives reimbursement from the military each month if the price of fuel paid by the Company to fuel vendors for military missions exceeds the fixed price. If the price of fuel paid by the Company to fuel vendors is less than the fixed price, the Company pays the difference to the military. A similar reconciliation is performed for certain charter contracts. These fuel adjustments are recorded as adjustments to the relevant revenue category for the period during which the corresponding air transportation is provided.

In addition, under its ACMI agreements, customers lease the Company’s aircraft inclusive of aircraft, crew, maintenance, and insurance costs. The customer reimburses the Company for other costs incurred by the Company to operate the flights, such as fuel and ground handling costs. The Company expenses these costs in its consolidated statements of operations, and records the rebill, or reimbursement by the customer, of the costs as other revenue.

Scheduled service revenues are recognized when air transportation is provided. Customer flight deposits and unused passenger tickets sold are included in air traffic liability. Revenue from unused tickets is recognized upon the expiration of the ticket. The Company ceased all scheduled service during May 2008. There were no unused passenger tickets remaining as of December 31, 2009 and 2010.

Passenger Taxes and Charges

The Company collects, as an agent, and remits to the respective taxing authority, various taxes and fees on the sale of tickets to customers including, but not limited to, excise taxes and passenger facility charges. These taxes and fees are recorded as a liability until remitted to the respective taxing authority.

Post-Retirement Benefits Other Than Pensions

World’s retired cockpit crewmembers and eligible dependents are covered under a post-retirement health care and life insurance benefits plan until age 65. A small group of administrative retirees is also covered under a post-retirement health care and life insurance benefits plan for life. The Company funds the benefit costs on a “pay-as-you-go” basis.

Accounting for Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company uses a Black-Scholes pricing model to estimate the fair value of the awards. The resulting cost is recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

2. ATA Impairment and Subsequent Bankruptcy

Asset Impairment

The Company reviewed the long-lived assets of ATA to determine if they were impaired during the year ended December 31, 2008. An impairment charge of $91.2 million was recorded for ATA for the year ended December 31, 2008, which included the full impairment of ATA’s intangible assets related to its military charter and codeshare agreement with Southwest Airlines Co., aircraft leasehold improvements, airframe, and engine overhauls and the value of two aircraft leased under capital leases. No impairment charges were recorded for ATA during the years ended December 31, 2010 or 2009.

Subsidiary Chapter 11 Filing

On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. On April 3, 2008, ATA discontinued all business operations, terminated the majority of its employees and began conducting an orderly liquidation of its assets. Management believes the primary factor contributing to ATA’s decision to commence the ATA Chapter 11 proceeding was the termination by Federal Express Corporation (FedEx) of the contract with FedEx that directly supported Air Mobility Command’s (AMC) U.S. military personnel transportation requirements. Management believes the contract cancellation made it impossible for ATA to obtain additional capital to sustain its operations or restructure its business. On December 12, 2008, ATA filed its Chapter 11 Plan and Disclosure Statement in support of its Chapter 11 plan. The plan was approved on March 25, 2009, with an effective date of March 31, 2009. All aircraft previously leased by ATA and used in connection with ATA’s business have been returned to the respective lessors of the aircraft. As of December 31, 2010, ATA had wound down the majority of its existing estate.

As a result of the bankruptcy filing, beginning on April 3, 2008, Global ceased consolidating the results of operations and financial position of ATA in its consolidated financial statements. As of that date, Global adopted the cost method of accounting for ATA. As of April 3, 2008, Global’s net investment in ATA under the cost method was $17.8 million. Global determined that its investment in ATA was fully impaired as of April 3, 2008, and recorded an impairment charge of $17.8 million for the year ended December 31, 2008, which is included in “asset impairment and aircraft retirements” in the Company’s consolidated statement of operations. During the year ended December 31, 2009, the Company recorded a gain on this investment of $58.1 million for $52.5 million of cash received from the ATA estate and $5.6 million due to the consolidation of the ATA bankruptcy estate trust. Of the cash received, $51.0 million and $1.5 million were used to pay down debt during the year ended December 31, 2009 and in the first quarter of 2010, respectively (See Note 4). During the year ended December 31, 2010, a $4.0 million loss on investment was recorded due to legal fees incurred and the consolidation of the ATA bankruptcy estate trust.

On June 11, 2008, the ATA bankruptcy estate filed suit in the Federal District Court of Indiana against FedEx. On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages to be $94.0 million. This estimate is based on lost military profits arising from the FedEx contract, and losses associated with ATA’s acquisition of DC-10 aircraft in order to fulfill its obligations under the FedEx contract. FedEx has filed a counterclaim against ATA for breach of contract and seeks damages in excess of $75,000. No amounts, receivable or payable, have been accrued within the Company’s accompanying consolidated financial statements for any potential damages.

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded the ATA bankruptcy estate $66.0 million for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed three post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment  interest under Tennessee law (or, in the alternative, to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011. On January 25, 2011, the trial court entered a judgment in the amount of $71.3 million. On February 16, 2011, FedEx filed its Notice of Appeal. ATA has filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 claim for $28.0 million and increasing the prejudgment interest). (See Note 12 for further details).

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

As discussed in Note 4, during 2009, the Company restructured its senior secured debt, and as a result became the primary beneficiary of the ATA bankruptcy estate. As a result, the Company recorded the estimated fair value of $5.6 million in other assets, primarily comprised of cash, with a corresponding net gain on consolidation, during the year ended December 31, 2009 for its primary beneficial interest in the ATA bankruptcy estate.

Below is the unaudited balance sheet of ATA as of April 2, 2008 (in thousands):

Assets
Current assets:
Cash and cash equivalents	$26,084
Receivables, net of allowance for doubtful accounts—$1,559	109,929
Inventories, net	28,671
Prepaid expenses and other current assets	23,181
Total current assets	187,865

Property and equipment:
Flight equipment	29,031
Facilities and ground equipment	22,680
51,711
Accumulated depreciation	(17,162)
Net property and equipment	34,549

Intangible assets, net of amortization—$2,846	1,928
Restricted cash	11,763
Deposits and other assets	14,715
Total assets	$250,820
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$1,359
Notes payable (Intercompany)	291,183
Accounts payable	15,699
Air traffic liabilities	104,212
Accrued compensation and benefits	24,936
Accrued flight expenses	20,761
Other accrued expenses and current liabilities	41,347
Total current liabilities	499,497

Long-term debt, less current maturities	7,197
Other deferred liabilities	16,920

Commitments and contingencies	—

Stockholders’ deficit:
Common stock, $.0001 par value	1
Additional paid-in capital	2,494
Accumulated deficit	(275,289)
Total stockholders’ deficit	(272,794)
Total liabilities and stockholders’ deficit	$250,820

Aircraft Leases

ATA’s voluntary filing for bankruptcy protection triggered cross-defaults in certain of World’s and North American’s aircraft and engine leases. World and North American negotiated amendments, waivers, and/or forbearance agreements with the lessors with respect to these cross-defaults.

In addition, Global guaranteed ATA’s obligations as lessee in connection with a number of ATA’s aircraft leases. Global has been subject to claims made by lessors of ATA’s aircraft leases, all but one of which have been settled. Consequently, $31.2 million is reflected in “general and administrative” on the consolidated statement of operations for the year ended December 31, 2008. On February 6, 2009, the Company entered into settlements with certain lessors in connection with Global’s parent guarantee of certain ATA aircraft leases. In addition to the cash settlements on such date, the Company entered into $15.5 million in Promissory Notes for the remaining balance. These are classified as debt in the Company’s consolidated balance sheet as of December 31, 2010 and 2009.

On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by Global guaranteeing the performance of ATA under that lease. The plaintiff is seeking damages of approximately $0.3 million plus interest on the lease and up to $35.0 million less either (i) the present discounted value of the aggregate fair market rental value for the remainder of the lease term or (ii) the fair market sale value of the aircraft. The outcome of the litigation is pending and cannot be predicted as it is dependent upon many factors beyond the Company’s control. The Company has accrued its best estimate for this unsettled claim, which is classified as an other current liability as of December 31, 2010 and 2009.

On August 8, 2008, the Company entered into a definitive settlement agreement with one of the lessors under which, among other things, World leased an additional DC-10 aircraft, purchased certain DC-10 airframes and committed to a restructured engine maintenance agreement that requires a monthly fee per engine flight hour for DC-10 engines in exchange for major overhaul, spares, and maintenance of these engines. The aforementioned leased DC-10 was damaged and retired during the year ended December 31, 2009 (See Note 13).

3. Goodwill and Intangible Assets

The Company has identifiable intangible assets that consist of its contracts with the U.S. Government to carry military personnel, its trade names, charter and cargo customer relationships, and operating certificates. Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the relevant assets. The Company recorded $25.2 million, $29.3 million, and $28.8 million of amortization expense for the years ended December 31, 2010, 2009, and 2008, respectively, for its definite-lived intangible assets.

Indefinite-lived assets are not amortized, but instead are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. During the year ended December 31, 2008, due to the worldwide economic downturn, particularly in the airline industry, the Company prepared an assessment and determined that all of its goodwill was impaired. Consequently, the Company recorded a charge of $8.9 million to write off all of its goodwill during 2008. In addition, the Company recorded $6.6 million of impairment expense in the year ended December 31, 2008, on its cargo customer relationships for World. The Company expects to record amortization expense of $25.2 million per year in each of the next five years.

The following table presents information about the Company’s intangible assets.

		As of December 31, 2010		As of December 31, 2009
	Asset Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In Thousands)
Amortized intangible assets:
Military contracts	10 years	$252,182	$85,112	$252,182	$59,894
Customer relationships	10 years	6,992	6,992	6,992	6,992
Trade names	1 year	1,130	1,130	1,130	1,130
	10 years	$260,304	$93,234	$260,304	$68,016
Unamortized intangible assets:
FAA operating certificates		$4,000		$4,000

Accumulated amortization in the above table includes an impairment charge for World’s cargo customer relationship intangible asset in the year ended December 31, 2008.

The following table presents information about the Company’s goodwill as follows:

	World	North American	Consolidated
	(In Thousands)
Gross goodwill at January 1, 2009	$6,492	$2,403	$8,895
Impairment recognized at December 31, 2009	(6,492)	(2,403)	(8,895)
	$—	$—	$—
Balances at December 31, 2010 and 2009:
Gross goodwill	$6,492	$2,403	$8,895
Accumulated impairment	(6,492)	(2,403)	(8,895)
	$—	$—	$—

4. Long-Term Debt

The Company’s debt, including debt from affiliates, consisted of the following (in thousands):

	December 31
	2010	2009
First Lien Notes, 14% interest, net of discount of $6.3 million	$153,171	$165,873
New Second Lien Loan, 12% interest plus 6% payment-in-kind (PIK) interest, net of discount of $11.0 million	67,215	59,741
Promissory Notes with certain lessors, 8% interest	2,593	9,314
Capital lease, 6% interest	479	600
Total debt	223,458	235,528
Less current maturities of long-term debt	(12,673)	(24,400)
Total long-term debt	$210,785	$211,128

The fair market value of the First Lien Notes and the New Second Lien Loan was approximately $172.2 million, and $83.5 million, respectively as of December 31, 2010.

To fund the acquisition of World Air Holdings, the Company entered into a $340 million senior secured PIK Amended Term Loan agreement with JPMorgan and an affiliate of Jefferies on August 14, 2007. The lenders under the Amended Term Loan received immediately exercisable warrants to purchase approximately 230,000 shares of the Company’s common stock with an exercise price of $0.10 per share. The Company allocated $31.7 million of the proceeds received to the fair value of the warrants issued with the offset being a discount on the Amended Term Loan on its consolidated balance sheet. The discount was accreted to interest expense over the stated term of the debt, with the remaining balance subsequently written off when the debt was refinanced during the year ended December 31, 2009.

In June 2009, the Company entered into a series of transactions in order to refinance the Amended Term Loan. The Company purchased the full amount of the debt held by JPMorgan under the Amended Term Loan at a discount to par. Next, the Company cancelled $107.5 million of principal and $5.1 million of accrued interest related to the JPMorgan portion of the Amended Term Loan. The Company assigned the remaining debt balance to Jefferies Funding LLC and Jefferies Leveraged Credit Products LLC, which funded the purchase, along with the Company’s funding of $33.7 million in cash. As a result of the Amended Term Loan being purchased at a discount in June 2009 and the cancellation of the debt and accrued interest together with certain of the transaction fees and expenses, the Company recorded a net gain of $85.3 million, comprised of a $121.7 million reduction of principal and accrued interest offset by a $9.1 million trading fee, $7.9 million of existing deferred financing costs and $19.4 million of existing debt issuance discount. After this transaction, affiliates of Jefferies held 100% of the Amended Term Loan as of June 30, 2009.

Next, on August 13, 2009, the Company completed an offering raising $175.0 million of 14% Senior Secured First Lien Notes due 2013 (First Lien Notes). The First Lien Notes included the following key provisions: a four-year final maturity, a 14% annual cash interest rate payable semiannually, a required semiannual offer to the noteholders to prepay $10.0 million of principal ($6.0 million for December 31, 2009) and a minimum consolidated net cash flow covenant. The First Lien Notes are secured by a first priority lien on substantially all of the Company’s tangible and intangible assets. Concurrent with the closing of the First Lien Notes, the Company entered into a $64.1 million secured Second Lien Loan (Second Lien Loan). The Second Lien Loan, held by an affiliate of Jefferies, was scheduled to mature in August 2014 and included terms that incented the Company to refinance the Second Lien Loan by September 30, 2009. The Company recorded approximately $15.3 million in capitalized transaction fees in connection with the First Lien Notes and Second Lien Loan. The First Lien Notes were recorded net of a $10.1 million discount. Ultimately, on August 13, 2009, the Company used the net proceeds of the First Lien Notes, Second Lien Loan, and $17.1 million of cash on hand to cancel all outstanding commitments on the Amended Term Loan and to pay related fees and expenses.  Finally, the Company refinanced the Second Lien Loan with a new holder on September 29, 2009. The $72.5 million New Second Lien Loan matures in September 2014 and contains a 12% cash pay and 6% PIK interest component. The New Second Lien Loan was recorded net of a $7.5 million discount. In addition, the Company issued warrants that were immediately converted into 838,000 shares of common stock. These warrants were issued to the holder of the New Second Lien Loan and were recorded as a $7.1 million discount against the New Second Lien Loan, for a total discount recorded of $14.6 million. The $7.1 million discount was calculated based on the relative fair value of the warrants to the fair value of the debt issued. The Company wrote off $3.5 million in capitalized financing costs associated with the original Second Lien Loan. The Company incurred approximately $5.5 million in capitalized transaction fees.

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

In December 2010, the Company completed an offer to exchange up to $159.5 million of the First Lien Notes, for a like amount of 14% Senior Secured First Lien Notes (Exchange Notes) which had been registered under the Securities Act of 1933 on November 9, 2010. The terms of the Exchange Notes are substantially identical to the terms of the First Lien Notes.

In March 2011, the Company entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum Consolidated Cash Flow covenant.

The Company classifies the portion of its debt which it expects to pay down within the following 12 months as short-term debt. Future debt principal payments on long-term debt are estimated to be $12.7 million for the next 12 months subsequent to the December 31, 2010 balance sheet date. As of December 31, 2010, the Company is in compliance with its debt covenants.

On February 6, 2009, the Company entered into settlements with certain lessors in connection with the guarantee of certain ATA aircraft leases. In addition to the cash settlements on such date, the Company entered into $15.5 million in Promissory Notes for the remaining balance.

On February 6, 2009, New ATA Investment and MatlinPatterson completed a non-cash conversion of a $7.0 million Note with MatlinPatterson plus PIK interest into 548,558 shares of Series A Convertible Cumulative Preferred Stock issued by the Company at $14.00 per share. In addition, the Company’s majority stockholder invested $20.0 million of cash in the Company in exchange for 1,428,571 shares of the Company’s Series A Convertible Cumulative Preferred Stock (See Note 9).

The five-year debt payout below includes PIK interest.

	Payments Currently Scheduled
	2011	2012	2013	2014	2015	After 2015
	(In Thousands)
Principal and interest payments on current and long-term debt	$44,588	$50,701	$157,533	$86,733	$—	$—
Payment-in-kind interest payments	—	—	—	22,464	—	—
Current and long-term debt	$44,588	$50,701	$157,533	$109,197	$—	$—

5. Lease Obligations

The Company leases aircraft and aircraft engines, office buildings, other ground facilities, including terminal space and maintenance facilities, and ground equipment. All of the Company’s aircraft leases are classified as operating leases. Total rental expense for operating leases, both aircraft and other, charged to operations for the years ended December 31, 2010, 2009, and 2008 was $153.7 million, $164.3 million, and $159.7 million, respectively. In addition, deferred rent included in other accrued expenses and current liabilities as of December 31, 2010 and 2009 was $12.0 million and $2.1 million, respectively. While the majority of the leases do not include provisions for escalating or lowering payments, for the leases which do contain such provisions, the Company records the related lease expense on a straight-line basis over the lease term. The amortization of the Company’s assets recorded under capital leases is included in depreciation expense on the Company’s consolidated statements of operations.

As of December 31, 2010, future minimum lease payments under noncancelable operating agreements, including the two newly contracted B747-400 to be delivered in the first quarter of 2011, were as follows:

	Operating Leases
	Aircraft*	Non-Aircraft	Total
	(In Thousands)
2011	$147,694	$3,669	$151,363
2012	117,693	3,755	121,448
2013	96,486	3,623	100,109
2014	48,808	3,087	51,895
2015	34,628	3,118	37,746
Thereafter	60,425	8,113	68,538
Total minimum lease payments	$505,734	$25,365	$531,099

*  Aircraft includes airframes and engines

6. Employee Benefit Plans

World’s Crewmembers Target Benefit Plan is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Code. The Company’s expense for its contribution to this plan totaled $4.7 million, $4.4 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

World also sponsors a Crewmembers Deferred Income Plan, which is a tax-qualified retirement plan under Section 401(k) of the Code. Under this plan, cockpit crewmembers may elect to invest salary deferrals of up to 60% of their salaries, not to exceed the IRS annual limit of $16,500, in selected investment funds. World does not make any contributions to this plan.

World’s flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters (the IBT). This plan is a multi-employer plan subject to the funding and other provisions of the Pension Protection Act of 2006. Contributions made to the IBT by the Company on behalf of the flight attendants totaled $1.3 million, $1.3 million, and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Under Global Aviation Holdings’ and World’s 401(k) plan (the Global Plan) for administrative personnel, employees may elect to invest salary deferrals of up to 60% of their salaries, not to exceed the IRS annual limit of $16,500, in selected investment funds. This plan is a tax-qualified retirement plan under Section 401(k) of the Code. Global Aviation Holdings and World contribute matching funds equal to 50% of participants’ voluntary deferrals up to 10% of their salary. Furthermore, Global Aviation Holdings and World will contribute matching funds equal to 100% of participants’ voluntary deferrals up to 4% of employee contributions into the plan. Global Aviation Holdings and World combined expenses for their contributions to this plan were $0.9 million, $0.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective January 1, 2011, the Company elected to merge the Global Plan and the North American 401(k) employee savings plan, described below. In addition under the merged plans, employees may elect to invest salary deferrals of up to 80% of their salaries, not to exceed the IRS annual limit of $16,500, in selected investment funds. North American provides a tax-qualified 401(k) employee savings plan for the benefit of substantially all of its employees. Under this plan, employees may contribute 80% of their salaries, up to the IRS annual limit of $16,500. For IBT members, North American matches employees’ contributions 100% up to the first 6% of contributions. For non-IBT members, North American matches employees’ contributions 100% up to 4% of contributions. North American also has the option to make additional profit-sharing contributions. Total contribution expense for matching of elective deferrals was $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. There were no optional additional profit sharing contributions made in the three year period ended December 31, 2010.

World has a profit-sharing bonus plan for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. This plan is not a tax-qualified plan under the Code. Distributions are equal to 20% of net earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World’s employees participating in the plan in that year. The Company recorded no expense in the years ended December 31, 2010, 2009 and 2008.

Global Aviation Holdings, World and North American have a short-term incentive plan for management, administrative, and operations personnel. The Company expensed $8.1 million, $4.9 million, and $7.6 million for these plans for the years ended December 31, 2010, 2009 and 2008, respectively.

World’s cockpit crewmembers and eligible dependents are covered under a post-retirement health care and life insurance benefits plan until age 65. A small group of administrative retirees are also covered under a post-retirement health care and life insurance benefits plan for life. World accrues for the cost of post-retirement health and life insurance benefits. World funds the benefit costs on a “pay-as-you-go” basis.

A summary of the net periodic post-retirement benefit costs as of December 31 is as follows (in thousands):

	2010	2009	2008
Service cost	$988	$1,039	$828
Interest cost on accumulated post-retirement benefit obligation	586	541	545
Net periodic post-retirement benefit cost	$1,574	$1,580	$1,373

The reconciliation of the accumulated post-retirement benefit obligation as of December 31 is as follows (in thousands):

	2010	2009	2008
Accumulated post-retirement benefit obligation, as of beginning of year or upon acquisition	$10,819	$9,869	$9,065
Service cost	988	1,039	828
Interest cost	586	541	545
Benefits paid	(336)	(211)	(418)
Actuarial loss (gain)	399	(450)	(186)
Plan participants contributions	27	31	35
Accumulated post-retirement benefit obligation, end of year	$12,483	$10,819	$9,869

The reconciliation of the accrued post-retirement benefits as of December 31 is as follows (in thousands):

	2010	2009	2008
Unfunded status	$12,483	$10,819	$9,869
Unrecognized net gain (loss)	50	(349)	101
Accumulated other comprehensive gain (loss)	(50)	349	(101)
Accrued post-retirement benefits included in liabilities	$12,483	$10,819	$9,869

The discount rate used to measure the accumulated post-retirement benefit obligation for 2010 was 5.09%. The discount rate used to determine the benefit cost was 5.71%. The medical cost trend rate in 2010 was 6.6%, trending down to an ultimate rate in 2079 and beyond of 4.7%.

The Company expects to contribute the following amounts to the post-retirement health care benefit plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. Benefit payments, which reflect expected future service, are based on assumptions about future events. Actual benefit payments may vary significantly from the estimates listed below (in thousands):

2011	$389
2012	439
2013	585
2014	714
2015	790
2016 through 2020	4,943
Total	$7,860

The effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the total service and interest cost components of the 2010 periodic post-retirement health care benefit costs approximates $0.2 million with an approximately $1.2 million estimated effect on the accumulated post-retirement benefit obligations for health care benefits as of December 31, 2010.

7. Income Taxes

The Company recorded income tax (benefit) expense of ($11.6) million, ($43.8) million and $5.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. The components of the income tax (benefit) expense are as follows:

	Current	Deferred	Total
	(In Thousands)
Year ended December 31, 2010
U.S. federal	$(7,627)	$(3,370)	$(10,997)
State and local	(154)	(405)	(559)
	$(7,781)	$(3,775)	$(11,556)

Year ended December 31, 2009
U.S. federal	$(6,158)	$(35,612)	$(41,770)
State and local	69	(2,135)	(2,066)
	$(6,089)	$(37,747)	$(43,836)

Year ended December 31, 2008
U.S. federal	$692	$6,938	$7,630
State and local	2,646	(4,585)	(1,939)
	$3,338	$2,353	$5,691

Income tax (benefit) expense for the Company differed from the United States federal statutory income tax rate of 35% due to the following:

	December 31
	2010	2009	2008
	(In Thousands)
Federal income tax (benefit) expense at statutory rate	$(13,221)	$34,343	$(63,646)
State income tax (benefit) expense, net of federal	2,505	(6,128)	(6,032)
Nondeductible expenses	2,313	1,492	2,347
Valuation allowance	(3,246)	3,454	6,924
Worthless stock loss from disposition of ATA	—	(56,176)	—
Write-off of ATA intercompany accounts	—	(43,849)	—
Net tax effect of deconsolidated ATA	—	31,638	65,887
Impact of IRS settlement	—	(5,323)	—
Change in carrying rate of deferreds	569	(2,112)	—
Other, net	(476)	(1,175)	211

Income tax (benefit) expense	$(11,556)	$(43,836)	$5,691

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31
	2010	2009
	(In Thousands)
Deferred tax assets:
NOL carryforwards	$82,631	$98,974
Alternative minimum tax credit	2,789	2,789
Vacation pay accrual	2,172	2,063
Accrued post-retirement benefit obligation	4,519	3,909
Lease reserves	6,061	3,898
Profit sharing and compensated absences	2,953	1,741
Deferred rent expense	7,707	2,602
Asset impairment	—	907
Workers’ compensation	507	330
Allowance for inventory obsolescence	5,727	3,665
Stock-based compensation	5,468	3,846
Debt financing costs	138	40
Insurance loss reserves	622	591
Other deductible temporary differences	6,079	3,012

Total gross deferred tax assets	127,373	128,367
Valuation allowance	(9,921)	(13,167)

Net deferred tax assets	117,452	115,200
Deferred tax liabilities:
Cancellation of debt income deferral	(29,857)	(29,857)
Property and equipment	(85,569)	(77,953)
Intangible assets	(62,557)	(71,604)
Other taxable temporary differences	(102)	(194)

Total gross deferred tax liabilities	(178,085)	(179,608)

Net deferred tax liability	$(60,633)	$(64,408)

In 2010, the Company filed an NOL carryback claim and utilized $22.9 million of the 2009 net operating loss resulting in a cash refund of approximately $8.0 million, of which $7.1 million was received in 2010 and $0.9 million was received in early 2011.

On April 2, 2008, ATA filed a voluntary petition for bankruptcy protection. As a result of the bankruptcy filing, the Company changed its financial accounting for ATA from a consolidated subsidiary to a cost method investment (See Note 2), and subsequently recorded a valuation allowance against a portion of ATA’s deferred tax assets, including its net operating losses, resulting in $65.9 million of income tax expense during the year ended December 31, 2009. In addition, the Company recorded a $17.8 million impairment charge for the full investment in ATA. The realization of the potential tax benefit related to the impairment charge was uncertain at the time. Thus, a valuation allowance of $6.9 million was established against this deferred tax asset.

The Company determined that as of December 31, 2009 a worthless stock loss deduction was available for the tax basis of the ATA stock in the amount of $116.7 million. Additionally in 2009, the Company recognized a gain on its investment in ATA for payments made by the ATA bankruptcy estate to creditors of the Company. This financial reporting gain is not recognized as a gain for tax purposes. The cumulative difference of $160.5 million related to these items increased the Company’s tax benefit by $56.2 million. In addition, due to the stock cancellation, the Company was entitled to a bad debt write-off of $125.3 million for the unpaid balance on the intercompany loans the parent and subsidiaries made to ATA, which increased the tax benefit by $43.8 million. The stock cancellation resulted in ATA realizing $125.3 million in cancellation of indebtedness income (COD) on the intercompany loans from the parent and subsidiaries. The ATA COD was offset by $34.9 million in expenses at ATA, resulting in a total of $90.4 million of taxable income to the Company from its ATA deconsolidated operations which ended March 31, 2009, which reduced the Company’s tax benefit by $31.6 million. As of December 31, 2009, the Company deconsolidated ATA’s operations for tax purposes. Consequently, a substantial portion of ATA’s tax attributes, which include its net operating losses, expired and cannot be used by the Company in future years.

In June 2009, the Company refinanced the Amended Term Loan and realized $85.3 million in COD income. See Note 4. Under the provisions of the American Recovery and Reinvestment Act of 2009, the Company is eligible to make an election to defer this income until 2014 and include it ratably over the ensuing five years. The Company elected to defer this income and, accordingly, recorded a deferred tax liability of $29.9 million in 2009.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income including the reversals of deferred tax liabilities during the periods in which these temporary differences giving rise to deferred tax assets will become deductible. The Company’s management assessed whether its deferred tax assets could be realized and, as a result, the Company established a valuation allowance for the portion of its deferred tax assets that it has determined are not more likely than not to be realized. In 2010 the Company released $3.3 million of its valuation allowance related to its deferred tax assets for certain state net operating losses. As of December 31, 2010 and 2009, the Company’s valuation allowance against its deferred tax assets totaled $9.9 million and $13.2 million, respectively.

The availability of net operating loss (NOL) carryforwards and alternative minimum tax (AMT) credit carryforwards to reduce the Company’s future federal income tax liability is subject to limitations under Internal Revenue Code Section 382 (Section 382). Generally, these limitations restrict the availability of NOL carryforwards upon the occurrence of certain changes in stock ownership by stockholders who own at least five percent of the Company’s outstanding stock which, in aggregate, exceed 50% in value in a three-year period (Ownership Change). At the Acquisition Date, World Air Holdings experienced an Ownership Change which subjected its NOL carryforwards to the Section 382 limitation. However, these NOL carryforwards were previously limited under Section 382 due to a prior Ownership Change that occurred in 2000. The annual limitation related to the most recent Ownership Change is significantly larger than the limitation that resulted from the Ownership Change in 2000. Accordingly, the Company does not expect the prior NOL and AMT carry-forwards to be subject to a further limitation. As of December 31, 2010, the
Company had approximately $215.5 million of NOL carryforwards, of which $2.7 million are subject to the Section 382 annual utilization limitations. If not utilized, the Company’s NOL carryforwards will begin to expire in 2019.

The Company has an unrecognized tax benefit including accrued penalties and interest, net of indirect tax benefits, of $5.8 million at December 31, 2010. The Company’s accrual for unrecognized tax benefits, excluding interest and penalties, increased by $0.1 million, $0.5 million, and $0.2 million as of December 31, 2010, 2009 and 2008, respectively. The Company is currently not under examination by any authority.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding penalties and interest, is as follows (in thousands):

	2010	2009	2008
Beginning balance at January 1	$4,545	$4,048	$3,844
Additions based on tax positions in current year	88	248	17
Additions for tax positions of prior years	—	374	314
Reductions for tax positions of prior years	(36)	(125)	(127)

Ending balance at December 31	$4,597	$4,545	$4,048

At December 31, 2010, 2009, and 2008, there are $4.6, $4.5, and $4.0 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

In 2009, the Company also received a $5.3 million IRS refund from a claim for tax year 2004-2005, which was recorded as a current tax benefit in 2009.

The Company, including its domestic subsidiaries through December 31, 2010, files a consolidated federal income tax return and certain consolidated and separate company state income tax returns. For years prior to 2005, the Company is generally not subject to income tax examinations in the jurisdictions in which it files income tax returns, except as noted.

In 2010, the Company filed an NOL carryback claim, utilizing a portion of its 2009 net operating loss to recover taxes previously paid in 2005 and 2007 by World Airways. As a result, the statute of limitations for federal and state income tax purposes will remain open for the 2005-2009 tax years. The Company does not expect that any of its unrecognized tax positions will be recognized within the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in its provision for income taxes. Interest and penalties, before federal and state indirect tax benefits, of $1.4 million were recorded in 2010, resulting in a total accrual of interest and penalties, before federal and state indirect tax benefits, of $3.7 million as of December 31, 2010. Interest and penalties, before federal and state indirect tax benefits, of $0.1 million were recorded in 2009, resulting in a total accrual of interest and penalties, before federal and state indirect tax benefits, of $2.3 million as of December 31, 2009. Interest and penalties, before federal and state indirect tax benefits, of $0.7 million were recorded in 2008, resulting in a total accrual of interest and penalties, before federal and state indirect tax benefits, of $2.2 million as of December 31, 2008.

8. Segment Reporting

As of December 31, 2010 and 2009, the Company had two reportable segments: World and North American. World provides long-range passenger and cargo charter and wet-lease air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and wet-lease air transportation serving the U.S. Government, tour operators, and other airlines. The Company operates and manages World and North American as distinct operating segments, and prepares separate financial statements for each that are reviewed by senior management at the Company, as well as the chief operating officer and other management at the relevant operating company level. The Company evaluates performance and allocates resources based on profit or loss by segment performance and by operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment sales. For the periods prior to April 2, 2008, the Company had three reportable segments: ATA, World and North American. Selected available financial data is set forth below. The “All Other” information provided represents the Company’s non-reportable operating segments. Consolidating adjustments have been provided in order to eliminate intercompany and investment in subsidiary related transactions in “All Other”.

	Year Ended December 31, 2010
	World	North American	All Other	Consolidated Total
	(In Thousands)
Revenues from external customers	$824,338	$332,429	$—	$1,156,767
Intersegment revenues	650	—	31,259	31,909
Depreciation and amortization	63,531	28,651	740	92,922
Asset impairment and aircraft retirements	1,936	4,525	—	6,461
Total operating expenses	813,196	331,552	(561)	1,144,187
Operating income (loss)	11,792	877	(89)	12,580
Interest income	2,042	906	3	2,951
Interest expense	(32,561)	(15,736)	1,304	(46,993)
Loss on investment	—	—	(4,022)	(4,022)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax (benefit) expense	(3,102)	(5,765)	(2,689)	(11,556)
Total assets	445,632	220,343	28,224	694,199
Capital expenditures	32,171	22,444	563	55,178

	Year Ended December 31, 2009
	World	North American	All Other	Consolidated Total
	(In Thousands)
Revenues from external customers	$657,703	$384,882	$—	$1,042,585
Intersegment revenues	248	546	23,748	24,542
Depreciation and amortization	49,308	21,574	210	71,092
Asset impairment and aircraft retirements	4,711	—	1,005	5,716
Total operating expenses	692,706	338,991	(214)	1,031,483
Operating income (loss)	(35,003)	45,891	214	11,102
Interest income	3,494	1,246	24	4,764
Interest expense	(35,093)	(17,590)	(6,017)	(58,700)
Gain on investment	—	—	58,122	58,122
Gain on debt extinguishment	—	—	85,305	85,305
Income tax (benefit) expense	(29,402)	8,589	(23,023)	(43,836)
Total assets	442,000	227,129	10,396	679,525
Capital expenditures	17,964	18,862	830	37,656

	Year Ended December 31, 2008
	ATA	World	North American	All Other	Consolidated Total
	(In Thousands)
Revenues from external customers	$187,269	$794,893	$465,768	$—	$1,447,930
Intersegment revenues	120	811	1,948	32,966	35,845
Depreciation and amortization	9,163	39,956	15,828	31	64,978
Asset impairment and aircraft retirements	91,235	10,716	25,942	(3,373)	124,520
Total operating expenses	319,025	803,323	431,289	30,353	1,583,990
Operating income (loss)	(131,756)	(8,430)	34,479	(30,353)	(136,060)
Interest income	906	3,631	2,010	521	7,068
Interest expense	(1,594)	(32,733)	(18,409)	(6,068)	(58,804)
Gain on adjustment of warrants	—	—	—	6,286	6,286
Income tax (benefit) expense	—	(2,474)	22,111	(13,946)	5,691
Total assets	—	452,842	246,894	24,599	724,335
Capital expenditures	8,564	45,603	11,485	563	66,215

One customer comprised 10% or more of the Company’s total operating revenues as follows (in millions):

	Year Ended December 31
	2010	2009	2008
U.S. Air Force (USAF) Air Mobility Command:
ATA	$—	$—	$89.8
World	646.0	483.6	588.6
North American	307.9	368.7	406.6

9. Stockholders’ Equity

Common Stock

At December 31, 2010, 26,802,900 shares of common stock were issued and outstanding. As of December 31, 2009, 25,906,300 shares of common stock were issued and outstanding. On March 5, 2009, the Company amended and restated its certificate of incorporation to authorize a total of 500,000,000 shares of all classes of capital stock, 400,000,000 of which were designated as common stock. The remaining 100,000,000 shares are authorized, but not designated as a class of stock. On March 6, 2009, the Company commenced a private placement offering that offered a right to purchase up to 4,800,000 shares of common stock at $10 per share (Rights Offering). The Rights Offering closed on April 6, 2009 with 53 shares of common stock purchased, the proceeds of which were paid to the Company’s majority stockholder. The Company incurred fees of $0.2 million in conjunction with this transaction.

In June 2009, the Company implemented a 1,000 to 1 reverse stock split for all issued and outstanding common stock. In connection with the reverse stock split, the Company purchased 12,198 of fractional shares outstanding. On October 1, 2010, the Company effected a 100-for-1 stock split of the Company’s outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock splits for all periods presented.

Preferred Stock

On the Acquisition Date, the Company issued and sold 11,507,142 shares of Series A Convertible Cumulative Preferred Stock (Series A Preferred Stock) to its majority stockholder at a price of $14.00 per share, for a total of $158.6 million, net of $2.5 million in direct issuance costs. The Company evaluated the Series A Preferred Stock and concluded that the instrument should be recorded as equity.

The holder of the Series A Preferred Stock was entitled to cumulative dividends at an annual rate of 16.0% on the liquidation amount of the Series A Preferred Stock. As of December 31, 2008, the cumulative preferred dividend totaled $40.0 million.

On February 6, 2009, New ATA Investment and MatlinPatterson completed a conversion of the $7.0 million Note with MatlinPatterson plus PIK interest into 548,558 shares of Series A Preferred Stock issued by the Company at $14.00 per share. In addition, the Company’s majority stockholder invested $20.0 million of cash in the Company in exchange for 1,428,571 shares of the Company’s Series A Preferred Stock.

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

Warrants

On the Acquisition Date, the Company entered into the Term Loan, as amended, with detachable warrants convertible into common stock of the Company (See Note 4). The Company executed a Warrant Agreement under which the lenders under the Term Loan, as amended, received immediately exercisable warrants to purchase 226,100 shares of common stock of the Company with an exercise price of $0.10 per share. The Company valued the warrants at $31.7 million based on the estimated fair value of the Company’s common stock of $140 per share as of the Acquisition Date. The Company recorded the value of the warrants as a liability on its consolidated balance sheet, primarily because the holders of the warrants had a preference over other common stockholders in the event of liquidation. On October 23, 2007, the Company’s majority stockholder purchased 180,800 of these warrants from JPMorgan for $25.3 million or $140 each, and immediately exercised the warrants for shares of the Company’s common stock.

The carrying value of the remaining warrants for an aggregate of 45,300 shares was adjusted for changes in market value with a corresponding adjustment to the Company’s statement of operations. As a result of deterioration in the Company’s stock price, a gain of $6.3 million was recorded during the year ended December 31, 2008, to adjust the fair value of these warrants to $45,000.

On February 28, 2006, the Company issued warrants that were immediately exercisable for an aggregate of 44,740 shares of common stock, with an exercise price of $100 per share. The warrants were valued at $1.4 million and are recorded as equity on the Company’s consolidated balance sheet. These warrants expired during the first quarter of 2011.

10. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. As the Company had a loss for each of the years ended December 31, 2010 and 2008, there was no dilutive effect in either period.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share data):

	Year Ended December 31
	2010	2009	2008
Net income (loss)	$(26,149)	$141,959	$(187,537)
Preferred stock dividends	—	(9,483)	(29,802)
Income (loss) available to common stockholders	$(26,149)	$132,476	$(217,339)

Weighted-average shares outstanding, basic	25,906,300	19,019,000	1,252,100
Income (loss) available to common stockholders per share, basic	$(1.01)	$6.97	$(173.58)

Weighted-average shares outstanding, diluted	25,906,300	32,685,800	1,252,100
Income (loss) available to common stockholders per share, diluted	$(1.01)	$4.34	$(173.58)

Excluded from the diluted earnings per share calculation for year ended December 31, 2010, is the impact of 4,731,231 common stock equivalents related to options, 883,300 common stock equivalents related to restricted stock awards, and 90,000 common stock equivalents related to warrants, as they were anti-dilutive.

Included in the diluted earnings per share calculation for the year ended December 31, 2009, is the impact of 44,700 common stock equivalents related to warrants and 13,622,100 common stock equivalents related to the Series A Preferred Stock. Excluded from the diluted earnings per share calculation for the year ended December 31, 2009 is the impact of 2,512,700 common stock equivalents related to options, 427,700 common stock equivalents related to restricted stock awards, and 45,300 common stock equivalents related to warrants, as they were anti-dilutive.

Excluded from the diluted earnings per share calculation for year ended December 31, 2008, is the impact of 90,000 common stock equivalents related to warrants, 303,900 common stock equivalents related to options, and 1,150,714,200 common stock equivalents related to the Series A preferred stock, as they were anti-dilutive.

11. Accounting for Stock-Based Compensation

The Company has several stock-based compensation plans for its officers and key employees, including the Company’s Board of Directors (Management Plans). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. A total of 7,500,000 options and shares have been authorized for grants under the Management Plans.

On June 29, 2009, the Company approved certain new equity awards under a 2009 Long-Term Incentive Plan (New Plan, one of Management’s Plans) that also replaced awards that existed under previously granted plans to certain employees. The New Plan offers incentives to employees in the form of: Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Units, and various other performance awards. The Company accounted for the cancelled and replaced awards as modifications with the excess of the fair value of the new awards over the fair value of the old awards at the date of modification recognized over the vesting period beginning in the third quarter of 2009. Seven employees were affected by the modification with a total of $6.5 million in incremental compensation expense.

The grant date fair value of stock option awards was determined using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. Stock price volatility assumptions were based on historical volatilities of comparable airlines whose shares are publicly traded using monthly stock price returns equivalent to the expected term of the option. The expected life of the options was determined based on a simplified assumption that the options will be exercised evenly from vesting to expiration.

The weighted-average fair value of options granted in the year ended December 31, 2010, under the Management Plans was determined to be $4.92 per option in the year ended December 31, 2010; $3.47 per option in the year ended December 31, 2009; and $28.70 per option in the year ended December 31, 2008. The following assumptions were used for grants under the Management Plans:

	2010	2009	2008
Weighted-average risk-free interest rate	2.13%	3.17%	3.08%
Expected life of options (years)	5.83	7.00	5.50
Expected stock volatility	40%	35%	49%

Options under the Management Plans were granted with an exercise price not less than the market price at the grant date. None of the Company’s grants include performance-based or market-based vesting conditions. The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends on common stock and currently has no plans to do so in the future.

The total intrinsic value was measured as the amount by which the fair value of the underlying common stock exceeded the exercise price of a stock option. The total fair value of options vested for the years ended December 31, 2010, 2009, and 2008 was $8.9 million, $7.0 million, and $5.4 million, respectively.

During the years ended December 31, 2010, 2009, and 2008, $5.3 million, $3.0 million, and $5.7 million, respectively, of stock-based compensation expense was charged to operations. As of December 31, 2010, the Company had $11.6 million of total unrecognized compensation costs related to stock-based compensation arrangements. The Company expects to recognize this expense over a weighted-average period of 2.6 years.

Since 2008, the Company has used valuation analyses to assist in determining the fair market value of its common stock. The board of directors of the Company considered these valuation reports when determining the fair market value of the Company’s common stock and the related option exercise price on the dates such awards were granted. The valuations used both the income and market approaches along with considering merger and acquisition transactions and comparable company valuations to calculate a total equity value. The total equity value determined under each approach was then weighted to reach a reconciled total equity value. Equity awards have been granted based on the determined fair market value of the Company’s common stock.

Management Plans

Options granted under the Management Plans vest and become fully exercisable over three to five years of continued employment, depending on grant type, and have terms of between seven and ten years. For grants under the Management Plans that are subject to graded vesting over a service period, the Company recognizes the expense on a straight-line basis over the requisite service period for the entire award. Certain options under the Management Plans provide for accelerated vesting if there is change in control (as defined in the Plans).

The table below summarizes the stock option activity pursuant to the Management Plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 1, 2010	4,794,900	$30.36	9.3	$1.8
Granted	162,700	21.55	—	—
Exercised	—	—	—	—
Forfeited	(100)	140.00	—	—

Outstanding at December 31, 2010	4,957,500	30.07	8.5	$—
Exercisable at December 31, 2010	1,721,948	45.42	8.5	—

A summary of the Company’s restricted stock awards (RSAs) activity is as follows:

Nonvested Share Awards (RSAs)	Shares	Aggregate Grant Date Fair Value (In Millions)
Nonvested at January 1, 2010	869,700	$8.7
Granted	26,900	0.3
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	896,600	$9.0

12. Commitments and Contingencies

World’s Cockpit Crewmembers:    The cockpit crewmembers, who account for approximately 35% of the total workforce at World, are represented by the IBT, and are subject to a collective bargaining agreement, which became amendable on March 1, 2009. On November 3, 2008, World received a “Section 6” Notice under the Railway Labor Act, which is used to initiate negotiations.

World’s Flight Attendants:    World’s flight attendants, representing approximately 34% of World’s employees, are subject to a collective bargaining agreement, which will be amendable in September 2012.

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

North American’s Cockpit Crewmembers:    On April 25, 2008, North American announced that its pilots, who are represented by the IBT Local 747 and account for approximately 25% of the total workforce of North American, ratified a 54-month contract, which took effect on May 1, 2008. Since then, after submitting an application on September 22, 2009 to the United States National Mediation Board (NMB) disputing their representation by the IBT, a vote was cast and the majority of the North American Cockpit Crewmembers voted in favor of being represented by ALPA. The decision was certified and ALPA became the official labor representative of the North American Cockpit Crew Members effective the end of the fourth quarter of 2009.

North American’s Flight Attendants:    On July 26, 2005, the NMB authorized a union election among North American’s flight attendants. Flight attendants comprise approximately 38% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations between North American and the IBT began in 2006 and are ongoing.

Guarantees:    Global guaranteed ATA’s obligations as lessee in connection with a number of ATA’s aircraft leases. The Company has settled all but one of the lessor claims. The remaining outstanding lessor has filed a lawsuit in New York State court on February 9, 2009, claiming damages including stipulated return condition requirements in the lease, loss of rental income and other damages. The plaintiff is seeking damages of approximately $0.3 million plus interest on the lease and up to $35.0 million less either

(i) the present discounted value of the aggregate fair market rental value for the remainder of the lease term or (ii) the fair market sale value of the aircraft. The outcome of the litigation is pending and cannot be predicted with certainty and is dependent upon many factors beyond the Company’s control. The Company and the lessor continue to negotiate the terms of a settlement notwithstanding the lawsuit. Based on this negotiation, the Company believes that a cash settlement is possible with this lessor related to stipulated return condition requirements in the lease, loss of rental income, and other damages incurred by the lessor. As of December 31, 2010, the Company has accrued its best estimate for this unsettled claim. This estimate is based on a combination of factors including experience in settling similar claims, settlement negotiations with the plaintiff, an evaluation of defenses available to the Company, mitigation obligations of the plaintiff, advice from outside counsel with respect to the probability of loss, and any range of possible loss, and a damages analysis prepared by a third party expert. With respect to interest on recoverable damages, the lease provides for a range of annual interest rates of 8.25% to 9.64% applicable to the various amounts owed under the lease. The Company has evaluated alternative methods of calculating interest which may be recoverable under the provisions of the lease and under applicable law. The appropriate rate of interest to be applied, and the methodology used to determine interest, are also in dispute in the litigation.

Litigation:    In the ordinary course of business, the Company is party to various legal proceedings and claims which management believes are incidental to the operation of Global’s businesses. Global believes that the outcome of its outstanding litigation will not have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

On June 11, 2008, the ATA bankruptcy estate filed suit in the Federal District Court of Indiana against FedEx. On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages to be $94.0 million. This estimate is based on lost military profits of $66.0 million arising from the FedEx contract, and $28.0 million in losses associated with ATA’s acquisition of DC-10 aircraft in order to fulfill its obligations under the FedEx contract. On September 16, 2010, the court preliminarily granted FedEx’s motion in limine to exclude the ATA’s DC-10 claim.

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded the ATA bankruptcy estate 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed three post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative, to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011. On January 25, 2011, the trial court entered a judgment in the amount of $71.3 million. On February 16, 2011, FedEx filed its Notice of Appeal. ATA filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 claim for $28.0 million and increasing the prejudgment interest).

Pursuant to ATA’s Chapter 11 Plan approved by the U.S. Bankruptcy Court, 85% of any damages recovered by ATA from FedEx in the FedEx litigation will be retained by the ATA estate and subsequently distributed to the Company, and 15% must be used to pay former ATA employees and creditor beneficiaries of ATA. FedEx has filed a counterclaim against ATA for breach of contract and seeks damages in excess of $75,000.

Fuel Purchase Agreements:    From time to time, in the normal course of business, the Company enters into fuel contracts. These contracts may include a fixed spread to a base fuel rate and a minimum purchase requirement. The Company has determined that certain fuel contracts meet the “Normal Purchases and Sales” requirements of ASC 815, Derivatives and Hedging, and therefore are not accounted for as derivative instruments.

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

Since September 24, 2001, the U.S. Government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through September 30, 2011. The withdrawal of government support of airline war-risk insurance would require the Company to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. Government, may not be adequate to protect the Company’s risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to the Company’s operations.

Other:    World Risk Solutions was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs, and better loss control practices for the Company. World Risk Solutions underwrites certain risks mainly associated with the Company’s aircraft.

13. Asset Impairments and Aircraft Retirements

The Company recorded $6.5 million in asset impairments and aircraft retirements during the year ended December 31, 2010 related to the retirement of the World DC-10 fleet and a North American passenger aircraft.

During the year ended December 31, 2009, the Company recorded $5.7 million in asset impairments and aircraft retirements. The Company recorded $3.6 million due to the early retirement and redelivery of two World DC-10 freighters. The Company recorded $2.1 million, net of $1.0 million of insurance proceeds, due to the retirement of a damaged World DC-10 passenger aircraft and related engines.

During the year ended December 31, 2008, the Company recorded $124.5 million in asset impairments and aircraft retirements. The Company reviewed the long-lived assets of ATA to determine if there were potential indicators of impairment that should be reflected as impairment charges during the first half of 2008. Impairment charges of $91.2 million were recorded for ATA during the first half of 2008, which included the full impairment of its intangible assets related to its military contract and codeshare agreement with Southwest Airlines Co., aircraft leasehold improvements, airframe and engine overhauls, and the value of the aircraft and related debt for two aircraft leased under capital leases. As a result of ATA’s bankruptcy filing, beginning on April 3, 2008, Global ceased consolidating the results of operations and financial position of ATA in its consolidated financial statements. As of that date, Global adopted the cost method of accounting for ATA. Global determined that its net investment in ATA under the cost method was $17.8 million as of April 3, 2008. Global determined that this investment in ATA was fully impaired as of April 3, 2008, and recorded an impairment charge of $17.8 million to asset impairments and aircraft retirements on its consolidated statement of operations during the first half of 2008.

In addition, during the year ended December 31, 2008, $6.6 million of impairment charges were recorded for World Air Holdings in connection with its intangible asset for customer relationships in the cargo sector. The Company also recorded $8.9 million of goodwill impairment in the year ended December 31, 2009 (See Note 3).

14. Related Parties

As of December 31, 2010, MatlinPatterson owned approximately 92% of the outstanding shares of the Company’s common stock. Four of Global’s directors serve in various executive capacities at MatlinPatterson or one of its affiliates. In addition, World had an ACMI contract with Arrow Air, Inc. (Arrow), an airline which was indirectly majority owned by other investment partnerships for which MatlinPatterson Global Advisers LLC acts as investment manager. The contract expired on May 4, 2010. As of December 31, 2009, approximately $2.2 million was due from Arrow. For the years ended December 31, 2010, 2009 and 2008, the Company reported $6.1 million, $20.6 million and $0.6 million, respectively, in revenue from Arrow.

The Company paid $3.0 million to Gleacher & Company, Inc. (formerly Broadpoint Gleacher Securities Group, Inc.) through its subsidiary Gleacher & Company Securities, Inc. (formerly Broadpoint Capital, Inc.) for financial advisory and placement agent services in connection with the restructuring of its debt during the year ended December 31, 2009. The same person or entity that ultimately controls MatlinPatterson Global Advisers LLC, which is the investment manager of the entities that indirectly control the Company’s majority stockholder, indirectly controls an investment partnership that indirectly owns a significant interest in Gleacher.

Certain affiliates of GSO hold approximately $78.2 million of our Second Lien Loan as of December 31, 2010, which represents the largest aggregate principal amount outstanding. The Second Lien Loan bears interest at an annual rate of 18%, consisting of interest payable in cash at an annual rate of 12% and interest payable in kind at an annual rate of 6%, and was incurred in September 2009 to refinance then-existing debt. As part of the replacement of our prior second lien debt with the Second Lien Loan from certain affiliates of GSO, we issued warrants to certain affiliates of GSO which were immediately converted into 838,000 shares of common stock. See “Description of Certain Indebtedness.” Pursuant to a letter agreement between GSO, MatlinPatterson and us, certain affiliates of GSO have the right to designate one member of our board of directors until the completion of our initial public offering of common stock, GSO holds less than a majority of the outstanding Second Lien Loan, or less than 25% of such holder’s original loan commitment remains outstanding. Jason New currently serves as GSO’s designee on our board of directors.

15. Unaudited Quarterly Financial Data

The following table sets forth selected unaudited quarterly data during the years ended December 31, 2010 and 2009 (dollar amounts in thousands, except income (loss) per share data):

2010 Quarter Ended

	March 31	June 30	September 30	December 31

Operating revenues	$298,543	$292,000	$286,463	$279,761
Operating expenses	287,271	278,942	282,628	295,346
Operating income	11,272	13,058	3,835	(15,585)
Net income (loss)	(447)	630	(7,034)	(19,298)

Basic income (loss) per share	$(0.02)	$0.02	$(0.27)	$(0.74)
Diluted income (loss) per share	(0.02)	0.02	(0.27)	$(0.74)

2009 Quarter Ended

	March 31	June 30	September 30	December 31

Operating revenues	$270,569	$244,726	$247,084	$280,206
Operating expenses	258,301	248,425	251,680	273,077
Operating income	12,268	(3,699)	(4,596)	7,129
Net income (loss)	39,149	41,313	52,200	9,297

Basic income per share	$24.28	$1.73	$2.08	$0.36
Diluted income per share	0.53	1.46	2.08	0.36

During the fourth quarter of 2010, the Company elected to retire its remaining DC-10 aircraft by the end of the first quarter of 2011. The original useful lives of the DC-10 aircraft improvements, capitalized maintenance, rotable parts and inventories ranged from three to five years. This change in useful lives resulted in additional $7.6 million, or approximately $0.29 per diluted share, in depreciation and amortization expense recorded for the year ended December 31, 2010.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

	Balance at Beginning of Fiscal Period	Additions(1)	Deductions(1)	Balance at End of Fiscal Period
Year ended December 31, 2008:
Deferred tax asset valuation allowance	$10,587	$6,924	$(7,798)	$9,713

Year ended December 31, 2009:
Deferred tax asset valuation allowance	9,713	10,378	(6,924)	13,167

Year ended December 31, 2010:
Deferred tax asset valuation allowance	13,167	—	(3,246)	9,921

(1) Charged to (reduction in) costs and expenses