Form 10-Q
period 2011-03-31
Global Aviation Holdings Inc.
filed 2011-05-16
CIK 1397867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2011 the number of shares of $0.0001 par value common stock outstanding was 26,950,523.

GLOBAL AVIATION HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,076	$74,543
Accounts receivables, net of allowance for doubtful accounts of: 2011—$115; and 2010—$442	36,633	30,162
Inventories, net	13,930	15,645
Maintenance reserve deposits	42,335	60,217
Deferred tax assets, net	18,445	18,362
Prepaid expenses and other current assets	76,276	81,599
Total current assets	236,695	280,528
Property and equipment:
Flight equipment	237,095	228,613
Facilities and ground equipment	19,173	18,726
Gross property and equipment	256,268	247,339
Accumulated depreciation	(116,907)	(105,190)
Net property and equipment	139,361	142,149
Intangible assets:
Military contract intangibles, net of accumulated amortization of: 2011—$91,417; 2010—$85,112	160,765	167,070
Other intangible assets, net of accumulated amortization of 2011 and 2010 - $8,122	4,000	4,000
Total intangible assets	164,765	171,070
Restricted cash	5,979	6,326
Maintenance reserve deposits	68,191	45,342
Deposits and other assets	46,945	44,889
Total assets	$661,936	$690,304

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$21,923	$12,673
Accounts payable	38,829	15,854
Air traffic liabilities	5,570	7,174
Accrued compensation and benefits	32,595	31,470
Accrued flight expenses	16,534	17,954
Other accrued expenses and current liabilities	88,924	111,955
Total current liabilities	204,375	197,080
Long-term debt, less current maturities	203,223	210,785
Deferred tax liabilities, net	67,195	78,995
Other liabilities	39,029	33,357
Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized; no shares issued and outstanding
Common stock, $.0001 par value; authorized 2011 and 2010—400,000,000; issued and outstanding 2011 and 2010—26,950,523 and 26,802,900, respectively	3	3
Warrants	45	1,479
Additional paid-in capital	345,667	342,161
Accumulated deficit	(197,583)	(173,563)
Accumulated other comprehensive income (loss)	(18)	7
Total stockholders’ equity	148,114	170,087
Total liabilities and stockholders’ equity	$661,936	$690,304

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Income per Share Data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating revenues:
Military passenger	$173,495	$210,361
Military cargo	22,542	50,014
Commercial cargo	41,535	26,014
Commercial passenger	8,873	10,556
Other	1,189	1,598
Total operating revenues	247,634	298,543
Operating expenses:
Aircraft fuel	70,452	76,928
Aircraft rentals	37,224	39,085
Maintenance, materials and repairs	33,645	35,273
Flight operations	27,321	26,807
Aircraft and traffic servicing	20,307	24,291
Passenger services	16,113	20,422
Crew positioning	13,493	14,393
Selling and marketing	6,597	15,936
Depreciation and amortization	27,538	18,592
General and administrative	16,961	12,758
Asset impairment and aircraft retirements	181	—
Other expenses	2,019	2,786
Total operating expenses	271,851	287,271
Operating income (loss)	(24,217)	11,272
Other income (expense):
Interest income	547	1,029
Interest expense	(11,644)	(11,797)
Loss on investment	(98)	(1,217)
Other, net	(246)	219
Total other expense	(11,441)	(11,766)
Loss before income tax benefit	(35,658)	(494)
Income tax benefit	11,638	47
Net loss	(24,020)	(447)
Preferred stock dividends	—	—
Loss available to common stockholders	$(24,020)	$(447)
Basic loss available to common stockholders per share:
Weighted-average shares outstanding	25,998,442	25,906,300
Loss available to common stockholders per share	$(0.92)	$(0.02)
Diluted loss available to common stockholders per share:
Weighted-average shares outstanding	25,998,442	25,906,300
Loss available to common stockholders per share	$(0.92)	$(0.02)

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(24,020)	$(447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,538	18,592
Amortization of loan costs	1,235	1,085
Amortization of debt discount	1,331	1,361
Asset impairment and aircraft retirements	181	—
Loss on investment	98	1,217
Stock-based compensation expense	2,072	1,355
Deferred income taxes	(11,883)	(232)
Non-cash interest	1,142	1,075
Loss on sale of equipment	157	212
Changes in operating assets and liabilities:
Accounts receivable, net	(6,471)	2,006
Inventories	(310)	—
Maintenance reserve deposits	(4,967)	488
Other current assets	5,323	1,992
Accounts payable	25,848	3,810
Air traffic liabilities and accrued flight expenses	(3,024)	(3,715)
Accrued compensation and benefits	1,125	92
Other accrued expenses and current liabilities	(18,356)	(9,796)
Other liabilities and other assets	5,626	2,818
Net cash provided by operating activities	2,645	21,913
Investing activities
Capital expenditures	(24,342)	(18,822)
Proceeds from disposal or sale of equipment	36	4
Net cash used in investing activities	(24,306)	(18,818)
Financing activities
Payment of costs related to issuance of debt	(3,021)	(149)
Payments on long-term debt	(785)	(9,180)
Net cash used in financing activities	(3,806)	(9,329)

Net decrease in cash and cash equivalents	(25,467)	(6,234)
Cash and cash equivalents at beginning of period	74,543	73,077
Cash and cash equivalents at end of period	$49,076	$66,843
Supplemental information:
Property and equipment expenditure included in other current liabilities	$26,694	$4,158

See accompanying notes

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

Global Aviation Holdings Inc. (Global, and collectively with its wholly-owned subsidiaries, the Company) is a global provider of customized air transport passenger and cargo services, offering a broad range of aircraft types and payloads. The Company offers military, cargo and commercial charter services through its two operating airlines: World Airways, Inc. (World) and North American Airlines, Inc. (North American). World provides long-range passenger and cargo charter and ACMI (Aircraft, Crew, Maintenance and Insurance) air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and ACMI air transportation serving the U.S. Government, tour operators and other airlines. The Company’s combined fleet consists of the following aircraft types: Boeing 757-200 passenger (B757), Boeing 767-300 passenger (B767), Boeing 747-400 freighter (B747), and McDonnell Douglas MD-11 (MD-11) passenger and freighter. The McDonnell Douglas DC10-30 passenger (DC-10) fleet was retired in January 2011. All active operating aircraft as of March 31, 2011 are leased.

The Company’s wholly-owned subsidiaries are as follows: New ATA Acquisition Inc. (New ATA), New ATA Investment Inc. (New ATA Investment), World Air Holdings Inc. (World Air Holdings), World, North American, World Risk Solutions, Ltd. (World Risk Solutions), World Airways Parts Company, LLC, Global Shared Services, and Global Aviation Ventures SPV LLC.

ATA Airlines, Inc. (ATA) was a wholly-owned subsidiary until March 3, 2009. In April 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently discontinued all business operations, terminated the majority of its employees and began conducting an orderly liquidation of its assets. During the year ended December 31, 2009, the Company restructured its senior secured debt and became the primary beneficiary of the ATA bankruptcy estate trust. As a result, during the third quarter of 2009, the Company began consolidating its interest in the ATA bankruptcy estate. As of March 31, 2011, and December 31, 2010, the net assets of the ATA bankruptcy estate were $0.5 million and $0.6 million, respectively. As of March 31, 2011 ATA had wound down the majority of its estate. During the three months ended March 31, 2011, and 2010, a $0.1 million and $1.2 million, respectively, loss on investment was recorded predominately due to legal expenses associated with the bankruptcy estate’s suit filed against FedEx Corporation seeking damages of $94.0 million. See Note 9 regarding a federal jury verdict against FedEx and the award to the ATA bankruptcy estate in the amount of $66.0 million, which is subject to appeal.

Management believes that all adjustments necessary to present fairly the financial position of Global have been included in the accompanying unaudited condensed consolidated financial statements for the periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in its Form 10-K filed with the Securities and Exchange Commission.

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

2. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

First Lien Notes, 14% interest, net of discount of $5.7 million and $6.3 million, respectively	$153,770	$153,171
New Second Lien Loan, 12% interest plus 6% payment-in-kind (PIK) interest, net of discount of $10.2 million and $11.0 million, respectively	69,279	67,215
Promissory Notes with certain lessors, 8% interest	1,695	2,593
Capital lease, 6% interest	402	479
Total debt	225,146	223,458
Less current maturities of long-term debt	(21,923)	(12,673)
Total long-term debt	$203,223	$210,785

The fair market value of the First Lien Notes and the New Second Lien Loan was approximately $187.0 million, and $96.4 million, respectively as of March 31, 2011. The fair market values of both debt instruments were determined based on recent trading activity.

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

The Company classifies as short-term debt the portion of its debt which it expects to pay down within the following 12 months. Future debt principal payments on long-term debt are estimated to be $21.9 million for the next 12 months subsequent to the March 31, 2011 balance sheet date. As of March 31, 2011, the Company is in compliance with its debt covenants.

3. Income Taxes

During the three months ended March 31, 2011, the Company recorded an income tax benefit of $11.6 million which resulted in an effective tax rate of 32.6%. The effective rate differed from the Company’s statutory tax rate primarily due to projected nondeductible expenses such as crewmember meals and per diem. Also included in the tax benefit recorded for the three months ended March 31, 2011, is an accrual for additional interest for uncertain tax positions of $0.2 million. There were no other changes to the Company’s uncertain tax positions during the three months ended March 31, 2011.

During the three months ended March 31, 2010, the Company recorded an income tax benefit of $47,000, which resulted in an effective tax rate of 9.5%. The effective tax rate was significantly impacted by projected nondeductible expenses, such as crewmember meals and per diem, which were disproportionate in comparison to projected pre-tax income. Also included in the tax benefit recorded for the three months ended March 31, 2010, is an accrual for additional interest for uncertain tax positions of $0.1 million. There were no other changes to the Company’s uncertain tax positions during the three months ended March 31, 2010.

4. Stockholders’ Equity

Common Stock

On October 1, 2010, the Company effected a 100-for-1 stock split of the Company’s outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

Warrants

On February 28, 2006, the Company issued warrants that were immediately exercisable for an aggregate 44,740 shares of common stock, with an exercise price of $100 per share. The warrants were valued at $1.4 million and are recorded as equity on the Company’s consolidated balance sheet. These warrants expired during the first quarter of 2011.

5. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss available to common stockholders per share computations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands, except for share data)	2011	2010
Basic and diluted:
Loss available to common stockholders	$(24,020)	$(447)
Weighted-average common shares outstanding	25,998,442	25,906,300
Loss available to common stockholders per share, basic and diluted	$(0.92)	$(0.02)

Basic and diluted loss available to common stockholders per share is calculated using the weighted-average common shares outstanding during the period. Common equivalent shares from stock options, restricted stock awards and warrants, using the treasury stock method, are not included in the diluted per share calculations as their effect is antidilutive. Loss available to common stockholders plus assured conversions is calculated as the basic loss available to common stockholders. Potentially dilutive securities were not included for the three months ended March 31, 2011 and 2010, as to do so would have been antidilutive.

The common stock equivalents not included in the computation of diluted loss available to common stockholders per share, because to do so would have been antidilutive, are shown below:

	March 31,
	2011	2010
Common stock equivalents:
Stock options	4,870,397	4,868,207
Restricted stock awards	930,622	883,100
Warrants	45,300	90,000

6. Segment Reporting

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

The Company evaluates performance and allocates resources based on profit or loss by segment performance and by operations. Intersegment sales are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment sales. Selected financial data by segment is set forth below (in thousands):

	Three Months Ended March 31, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$172,525	$75,109	$—	$247,634
Intersegment revenues	503	27	12,942	13,472
Depreciation and amortization	17,556	9,982	—	27,538
Total operating expenses	187,357	84,957	(463)	271,851
Operating loss	(14,329)	(9,821)	(67)	(24,217)
Interest income	450	97	—	547
Interest expense	(8,805)	(2,839)	—	(11,644)
Loss on investment	—	—	(98)	(98)
Income tax (benefit) expense	(7,843)	(4,555)	760	(11,638)

	Three Months Ended March 31, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$213,277	$85,266	$—	$298,543
Intersegment revenues	89	—	7,994	8,083
Depreciation and amortization	12,264	6,154	174	18,592
Total operating expenses	203,348	84,421	(498)	287,271
Operating income	9,929	845	498	11,272
Interest income	523	505	1	1,029
Interest expense	(8,077)	(3,807)	87	(11,797)
Loss on investment	—	—	(1,217)	(1,217)
Income tax (benefit) expense	991	(973)	(65)	(47)

6. Segment Reporting (continued)

One customer comprised 10% or more of the Company’s total operating revenues as follows (in millions):

	Three Months Ended March 31,
	2011	2010
U.S. Air Force (USAF) Air Mobility Command:
World	$129.1	$177.3
North American	66.9	83.1

7. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans for officers and key employees of the Company, including the Company’s Board of Directors (Management Plans). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. During the three months ended March 31, 2011 and March 31, 2010, $2.1 million and $1.4 million, respectively, of stock-based compensation expense were charged to operations. In June 2010, the compensation committee of the Board of Directors approved a plan to accelerate the vesting of certain of the Company’s equity awards in the event that an initial public offering of common stock is consummated on or before September 30, 2011, so that two-thirds of such awards will be vested upon consummation of an initial public offering and the remaining one-third will vest on the first anniversary of the consummation of an initial public offering. If an initial public offering is consummated after September 30, 2011, the vesting of the equity awards will be accelerated so that the remaining unvested portion of such awards vests upon consummation of an initial public offering.

On March 31, 2011, the Company granted 147,622 restricted stock awards which vest over a three-year period. In addition, the Company granted 168,863 stock options and 147,822 performance-based share awards.

8. Fair Value Measurements

The estimated fair values of cash and cash equivalents and restricted cash approximate their carrying values due to their short-term nature.

9. Commitments and Contingencies

World’s Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 35% of the total workforce at World, are represented by the International Brotherhood of Teamsters (the IBT), and are subject to a collective bargaining agreement which became amendable on March 1, 2009. Negotiations between World and the IBT began in 2009 and are ongoing.

World’s Flight Attendants: World’s flight attendants, representing approximately 34% of World’s employees, are subject to a collective bargaining agreement which will become amendable in September 2012.

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

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election among North American’s flight attendants. Flight attendants comprise approximately 37% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations between North American and the IBT began in 2006 and are ongoing.

Guarantees: Global guaranteed ATA’s obligations as lessee in connection with a number of ATA’s aircraft leases. The Company has settled all but one of the lessor claims. The remaining outstanding lessor has filed a lawsuit in New York State court on February 9, 2009 claiming damages including stipulated return condition requirements in the lease, loss of rental income and other damages. The plaintiff is seeking damages of approximately $0.3 million plus interest on the lease and up to $35.0 million less either (i) the present discounted value of the aggregate fair market rental value for the remainder of the lease term or (ii) the fair market sale value of the aircraft. On April 15, 2011, the Court ruled on the plaintiff’s summary judgment motion (i) finding the liquidated damages provision in the lease to be unreasonable and unenforceable, (ii) finding Global liable under the guarantee and dismissing Global’s affirmative defenses to liability under the guarantee, and (iii) ordering the parties to proceed to a damages trial to be calculated in accordance with New York law. The final outcome of the litigation is pending and cannot be predicted and is dependent upon many factors beyond the Company’s control.

As of March 31, 2011, the Company has accrued its best estimate for this unsettled claim. This estimate is based on a combination of factors including an evaluation of defenses available to the Company, advice from outside counsel, and a damages analysis prepared by a third party expert. With respect to interest on recoverable damages, the lease provides a range of annual interest rates of 8.25% to 9.64% applicable to the various amounts owed under the lease. The Company has evaluated alternative methods of calculating interest which may be recoverable under the provisions of the lease and under applicable law. The appropriate rate of interest to be applied, and the methodology used to determine interest, is also in dispute in the litigation.

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

If we receive ATA distributions totaling more than $5.0 million, we are obligated pursuant to the terms of the indenture governing the First Lien Notes to use all such distributions to offer to purchase at par plus accrued interest any outstanding First Lien Notes, and then, if remaining distributions total more than $1.3 million, we must offer to prepay, without premium, indebtedness outstanding under the Second Lien Loan equal to the entire amount of such remaining distribution. Any funds not so used would be available to us for general corporate purposes.

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

10. Related Parties

As of March 31, 2011, MatlinPatterson owned approximately 92% of the outstanding shares of the Company’s common stock. Four of Global’s directors serve in various executive capacities at MatlinPatterson or one of its affiliates. In addition, World had an ACMI contract with Arrow, Inc. (Arrow), an airline which is indirectly majority owned by other investment partnerships for which MatlinPatterson Global Advisers LLC acts as investment manager. The contract expired on May 4, 2010. For the three months ended March 31, 2011 and 2010, the Company reported $0 and $5.1 million, respectively, in revenue from Arrow.

Certain affiliates of GSO Capital Solutions (GSO) hold approximately $79.5 million of the Company’s Second Lien Loan as of March 31, 2011, which represents the largest aggregate principal amount outstanding. The Second Lien Loan bears interest at an annual rate of 18%, consisting of interest payable in cash at an annual rate of 12% and interest payable in kind at an annual rate of 6%, and was incurred in September 2009 to refinance then-existing debt. As part of the replacement of our prior second lien debt with the Second Lien Loan from certain affiliates of GSO, we issued warrants to certain affiliates of GSO which were immediately converted into 838,000 shares of common stock. Pursuant to a letter agreement between GSO, MatlinPatterson and us, certain affiliates of GSO have the right to designate one member of our board of directors until the completion of an initial public offering of common stock, GSO holds less than a majority of the outstanding Second Lien Loan, or less than 25% of such holder’s original loan commitment remains outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with management’s discussion and analysis and consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and other filings. This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a provider of customized, non-scheduled passenger and cargo air transport services, offering our customers a wide range of aircraft types, configurations, payloads and capabilities. We provide our services through our two operating air carriers, World and North American, which represent our two business segments. As of March 31, 2011, our combined fleet consisted of 29 wide-body and narrow-body leased aircraft, which support our two primary business lines: (1) military, which includes both passenger and cargo services, and (2) commercial cargo air transport service. We also offer passenger charter services to customers in specialty markets, such as providing supplemental peak capacity for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. Our two primary lines of business combine the recurring revenue base of our established military business with the growth opportunities provided by our commercial cargo services.

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

Our business model generally insulates our profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expenses for an air carrier. Under our military contracts and most of our commercial passenger and cargo charter arrangements, our customers are responsible for the cost of jet fuel. For the three months ended March 31, 2011 and the fiscal year ended December 31, 2010, approximately 97% and 96% of our block hours were flown under either military or ACMI arrangements, in which the customer assumed the risk of fuel price volatility.

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

On April 2, 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 3, 2008, ATA discontinued all business operations and terminated the majority of its employees and began conducting an orderly liquidation of its assets and has now wound down the majority of its existing bankruptcy estate. The ATA bankruptcy estate trust is consolidated in our consolidated financial statements since August 2009 due to our determination that we have a primary beneficial interest in the estate. On June 11, 2008, the ATA bankruptcy estate filed suit in the Federal District Court of Indiana against FedEx. On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages to be $94.0 million. The estimate was based on lost military profits of $66.0 million arising from the FedEx contract, and $28.0 million in losses associated with ATA’s acquisition of DC-10 aircraft in order to fulfill its obligations under the FedEx contract.

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

Our contracts for passenger and cargo missions under the AMC international program are one-year contracts. The governmental fiscal year 2011 AMC rates are down approximately 5.2% for large category passenger aircraft, 5.5% for medium category aircraft, and 2.0% for our large category freighter aircraft as compared to the fiscal year 2010 rates. This is mainly due to a combination of lower costs from the carriers, changes in the AMC’s allowable carrier costs, and a low inflation rate from industry and trade association cost indices used in the process.  Based on 2010 flights flown in the large and medium category passenger and large category freighter aircraft, total AMC revenue would be $46.0 million lower utilizing 2011 AMC rates.  We have a number of initiatives currently underway to streamline our operations and reduce our unit costs, which we would seek to accelerate to minimize margin erosion from reduced AMC rates. The fiscal year 2011 rates became effective January 1, 2011. For additional information please see our risk factor entitled “We are highly dependent on revenues from our participation in the AMC international program, which are derived from one-year contracts that the DOD is not obligated to renew. If our revenues from this business decline from current levels, whether due to decreased demand, termination, non-renewal, modification or otherwise, it could have a material adverse effect on our business, financial condition and results of operations.”, appearing on page 13 of our Annual Report on Form 10-K filed March 29, 2011.

The AMC also reimburses us for our fuel costs. Fuel costs are included in the calculation of the relevant Effective Rate through the inclusion of a Fuel Peg Rate mechanism, which is determined based on a weighted average forecast of commercial and Department of Defense (DOD) fuel prices, including into-plane fees and taxes. The weighted average forecast for fuel prices varies between our military passenger and military cargo operations due to the relative mix of sources of fuel accessed to service each of the respective operations. While the price we pay for fuel may affect our revenue from award to award, changes in fuel prices do not materially affect our results of operations due to the military’s monthly fuel price reconciliation process. Each month, the military compares the actual fuel prices we paid for missions during the previous month with the Fuel Peg Rate used in the calculation of the relevant Effective Rate. In instances where we overpaid, the military reimburses us the difference, and in instances where we underpaid, we reimburse the military for the difference. Operating income may be incrementally affected, positively or negatively, by a change in the Fuel Peg Rate due to the cost-plus nature of the Effective Rate calculation. Effective May 1, 2011, the AMC announced that the Fuel Peg Rate would increase to $3.98 and $3.90 for military passenger and cargo flying, respectively. This increase in the Fuel Peg Rate was necessary due to the rising cost of jet fuel AMC’s air carriers were experiencing in the world market.

Our AMC contracts contain various operational performance requirements.  These include on-time performance, availability of aircraft and crews to meet committed missions, and successful completion of inspections. Under our fiscal year 2011 AMC contract, on-time performance requirements, as measured on a rolling three-month period, were increased from an 85% to a 95% schedule reliability rate for passenger operations.  The penalties for failing to meet the new requirements were expanded to include:  contract default and potential termination for failure to meet an 87% passenger schedule reliability rate; a potential loss of rights to fly expansion missions (additional missions beyond the fixed buy contract requirements) and a 2% penalty on revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving an 87% to 89% passenger schedule reliability rate; a potential penalty of 2% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 90% to 91% passenger schedule reliability rate; and a potential penalty of 1% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 92% to 94% passenger schedule reliability rate. In addition, the fiscal year 2011 AMC contract was expanded to include performance bonuses:  a bonus of 1% of revenue on the previous month’s revenues for achieving a 98% or greater passenger schedule reliability rate; and, a bonus of ½% of revenue on the previous month’s revenues for achieving a 96% to 97% passenger schedule reliability rate. Our North American operations have failed to meet required schedule reliability rates for the period from January 1, 2011 through March 31, 2011 and, as a result, AMC could impose on North American a 2% penalty on revenue and disqualify it from further expansion mission awards until its three month average schedule reliability rate improves to at least 90%. We believe the 2% penalty to be immaterial, however, the reduction in mission awards through May 20, 2011 are estimated to reduce North American’s block hours and revenues by up to 500 hours and $8.5 million, respectively. The AMC has discretion with respect to waiving or lessening penalties, imposing additional cure periods, and taking other similar actions.

Commercial Cargo and Passenger Revenue. Our commercial revenues are principally driven by overall macroeconomic trends that affect cargo and passenger demand, capacity available in the markets in which we compete and general pricing dynamics. World operates both commercial cargo and passenger services while North American operates only passenger services.

We provide our services through two contract structures: ACMI contracts and full service contracts. ACMI contracts, also known as wet leases, are aircraft operational arrangements whereby we provide the aircraft, crew, maintenance and insurance to a customer for a fee that is generally based on the expected block hours multiplied by a block hour rate. An ACMI contract typically includes a minimum block hour commitment per month over the term of the contract. In contrast, a full service contract is an aircraft operational arrangement whereby we provide the aircraft, crew, maintenance, insurance, fuel, landing, ground handling and other necessary operating services to a customer for a single fee that is either based on a fixed fee or a fee based on block hours multiplied by a block hour rate. Full service contracts generally involve higher rates per block hour than ACMI contracts because of the full array of services paid for by us for the customer, such as fuel. Due to this price differential per block hour, the mix of full service and ACMI block hours flown in any period can affect our period-over-period commercial revenue results. For example, a relative increase in full service block hours flown will generate higher commercial revenue, all else equal. A relative decrease in full service block hours flown will have the opposite effect. The mix of full service and ACMI block hours will not have a similar effect on operating income, however, because of the greater operating expenses we incur with respect to full service contracts.

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

Other Revenue. Other revenue primarily consists of revenue generated from the rebill to our customers of operating costs incurred by us under ACMI contracts. We refer to this as “ACMI rebill revenue.” We promptly rebill our ACMI customers when we purchase certain products or services on behalf of our ACMI customers, such as fuel, ground handling or catering, as necessary in certain circumstances or to expedite operations. In fiscal year 2010, ACMI rebill revenue was less than 3% of our total ACMI revenue. We also record subservice revenue in other revenue, which relates to flights where we are paid by our customer, but we have contracted the operation of the flight to another air carrier due to capacity constraints, aircraft maintenance events, or scheduling conflicts.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes all fuel costs incurred by us under our military and full service commercial contracts. In addition, in certain circumstances, we purchase fuel for our ACMI commercial customers and subsequently rebill them. Aircraft fuel expense is a variable cost; however, our fuel price volatility exposure is limited to our full service commercial contracts. At times, we have experienced temporary favorable and unfavorable fluctuations in working capital due to the timing of significant fuel price changes and reimbursement for these costs. For the three months ended March 31, 2011 and the year ended December 31, 2010, 97% and 96%, respectively, of our block hours were flown under military or ACMI commercial contracts providing for our actual fuel costs to be paid or reimbursed by our customers.

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

Accounting for Long-Lived Assets. As of March 31, 2011, we had $139.4 million of net property and equipment and $160.8 million of definite-lived net intangible assets on our balance sheet. Generally, our property and equipment is depreciated to residual values over their estimated useful service lives using the straight-line method. Leasehold improvements and rotable parts related to our aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is less. Our facilities and ground equipment are generally depreciated over three to seven years. Definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

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

Airframe and Engine Maintenance and Lease Requirements. The cost of major engine overhauls for fleet types not covered under a maintenance agreement, and the cost of certain overhauls related to heavy airframe, engine, LLPs, landing gear and auxiliary power units, which we refer to as APUs, for all fleet types, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft calendar limits, for all aircraft. Depreciation expense related to overhauls of heavy airframe, engine, LLPs, landing gear and APUs totaled $14.7 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively.  In the three months ended March 31, 2011, depreciation expense associated with the retirement of our DC-10 fleet, was $1.7 million. We have maintenance agreements for certain items, such as engines, which require us to pay a monthly fee per engine flight hour in exchange for major overhaul, spares, and maintenance of those engines. We expense the cost per flight hour under these agreements as incurred. Under certain of our aircraft and engine leases, we are required to make periodic maintenance reserve payments to lessors for certain future maintenance work such as airframe, engine, LLP, landing gear and APU overhauls. In addition, under our aircraft and engine leases, we are required to return the airframes, engines, LLP, landing gear, and APUs to the lessors in a specified maintenance condition at the end of the lease (return condition). If the return condition is not met, the leases generally require us to provide financial compensation to the lessor. Under certain leases, the maintenance reserve deposits are not refundable to us. Consequently, we periodically review the balances of the maintenance reserve deposits and write off any amounts that are no longer probable of being used for maintenance. We have adopted the provisions of EITF 08-3, “Accounting by Lessees for Non-Refundable Maintenance Deposits,” included in Accounting Standards Codification (ASC 840-10), which became effective on January 1, 2009. In determining whether it is probable that maintenance deposits will be used to offset the liability for future maintenance costs, we consider the condition of the aircraft, including but not limited to the airframe and engines, and the projected future usage of the aircraft based on our business and fleet plans. For the three months ended March 31, 2011 and 2010, we expensed $3.1 million, and $2.5 million, respectively, of maintenance reserve payments on certain aircraft leases where we determined that it was not probable that payments would be used to offset the liability for future maintenance costs.

If an operating lease has return conditions, our policy is to accrue and expense ratably the return condition costs once they are estimable and probable. During the three months ended March 31, 2011 and 2010, respectively, we recorded $1.2 million and $0.2 million of return condition expense as part of maintenance, materials and repairs expense.

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

Stock-based Compensation. On June 29, 2009, we approved certain new equity awards to certain employees under a 2009 Long-Term Incentive Plan that replaced awards granted under previous plans adopted in 2006 and 2007. This Plan allows us to grant incentives to employees in the form of incentive stock options, nonqualified stock options, restricted stock awards and various other performance awards. We accounted for the cancelled and replaced awards as modifications of existing awards with the new incremental fair value recognized over the vesting period beginning in the third quarter of 2009. In June 2010, the compensation committee of the board of directors approved a plan to accelerate the vesting of all awards currently outstanding under the 2009 Long-Term Incentive Plan, which we refer to as LTIP, in the event that an initial public offering of common stock is consummated on or before September 30, 2011 so that two-thirds of the total shares subject to each award will be vested upon consummation of an initial public offering and the remaining one-third will vest on the first anniversary of the consummation of an initial public offering. If an initial public offering is consummated after September 30, 2011, the vesting of the equity awards will be accelerated so that the remaining unvested portion of such awards vest upon consummation of an initial public offering. In addition, in November 2010, the board of directors and a majority of our stockholders adopted the Amended and Restated 2009 Long-Term Incentive Plan, which among other things, increased the number of shares authorized for issuance under the plan. On March 31, 2011, we granted 147,622 restricted stock awards and 168,863 stock options which vest over a three-year period. In addition, we granted 147,822 performance-based share awards which vest over a three-year period upon the satisfaction of the performance criteria.

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

Our assumption of the risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. We base our stock price volatility assumptions on historical volatilities of comparable air carriers whose shares are traded using monthly stock price returns equivalent to the contracts term of the option. The expected life of the options is determined based upon an assumption that the options will be exercised evenly from vesting to expiration. As of March 31, 2011, we had $11.0 million of total unrecognized compensation costs related to stock-based compensation arrangements. We expect to recognize this expense over a weighted-average period of 2.61 years.

Key Factors Affecting Results for the Three Months Ended March 31, 2011

Several factors influenced our results for the three months ended March 31, 2011 and the comparison to the corresponding period in 2010:

Shift in Military Passenger Demand. During the first quarter of 2011, the military began to request medium capacity aircraft to accommodate troop movements. As a result, our larger MD-11 aircraft experienced lower utilization rates.  The retirement of the McDonnell Douglas DC-10 aircraft also reduced World’s available capacity.  Our B767s and B757s at North American had good utilization but were unable to contract for all of our entitled revenue in the Medium category. Overall, our consolidated revenue was negatively affected for the three months ended March 31, 2011 due to lower aircraft utilization and the lower effective rates paid by the military.

Growing Commercial Cargo. World added aircraft to grow its commercial cargo business.  In 2010 World returned to service an MD-11 freighter that had been parked during the commercial cargo downturn.  In January and March 2011, World accepted delivery of its third and fourth B747-400 freighters.  In order to broaden our sales efforts we announced the establishment of new sales offices in Europe and Asia.  World also contracted one of the newly leased B747-400 freighters with Emirates Skycargo for operations beginning in April 2011.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 17% higher for the three months ended March 31, 2011. The majority of our fuel expenses is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense line item.

Changes to Our Fleet. During the third quarter of 2010, we signed an agreement to lease two additional B747 freighter aircraft. The aircraft entered the fleet during the first quarter of 2011. In addition, during the third quarter of 2010, we returned one of our MD-11 freighter aircraft to revenue service from temporary storage.  In 2010 also entered into an agreement with a lessor for the early termination of our remaining three DC-10 leases.  Two of these leases were terminated in December 2010, and the third was terminated in January 2011.  We also entered into an agreement to lease a seventh MD-11 passenger aircraft for our military business line, and the aircraft was accepted in November 2010.

Comparison of the Three Months Ended March 31, 2011 and 2010

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the three months ended March 31, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended March 31, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$172,525	$75,109	$—	$247,634
Intersegment revenues	503	27	12,942	13,472
Depreciation and amortization	17,556	9,982	—	27,538
Total operating expenses	187,357	84,957	(463)	271,851
Operating loss	(14,329)	(9,821)	(67)	(24,217)
Interest income	450	97	—	547
Interest expense	(8,805)	(2,839)	—	(11,644)
Loss on investment	—	—	(98)	(98)
Income tax expense (benefit)	(7,843)	(4,555)	760	(11,638)

	Three Months Ended March 31, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$213,277	$85,266	$—	$298,543
Intersegment revenues	89	—	7,994	8,083
Depreciation and amortization	12,264	6,154	174	18,592
Total operating expenses	203,348	84,421	(498)	287,271
Operating income	9,929	845	498	11,272
Interest income	523	505	1	1,029
Interest expense	(8,077)	(3,807)	87	(11,797)
Loss on investment	—	—	(1,217)	(1,217)
Income tax expense (benefit)	991	(973)	(65)	(47)

The following table sets forth selected key metrics by segment:

	Three Months Ended March 31
	2011	2010
World
Military passenger block hours	5,209	6,613
Military cargo block hours	1,379	2,780
Commercial cargo block hours	6,885	5,020
Commercial passenger block hours	79	1,175
Non-revenue block hours	134	122
Total block hours	13,686	15,710
Non-ACMI block hours(1)	7,030	9,770
Non-ACMI departures(2)	1,299	1,714
Total departures	2,549	2,720
Weighted average fuel price per gallon	$2.98	$2.38
Number of aircraft in fleet, end of period	20.0	20.0
Average aircraft in revenue service	18.0	18.4
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.4	9.5

North American
Military passenger block hours	4,750	5,974
Commercial passenger block hours	1,766	361
Non-revenue block hours	92	145
Total block hours	6,608	6,480
Non-ACMI block hours(1)	4,995	6,204
Non-ACMI departures(2)	903	1,143
Total departures	1,267	1,183
Weighted average fuel price per gallon	$2.96	$2.37
Number of aircraft in fleet, end of period	9.0	10.0
Average aircraft in revenue service	8.1	8.1
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	9.0	8.9

(1)             Non-ACMI block hours refers to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)             Non-ACMI departures refers to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Three Months Ended March 31, 2011 and 2010

Operating Revenues

Total operating revenues for the three months ended March 31, 2011 decreased $50.9 million, or 17%, to $247.6 million, compared to $298.5 million for the three months ended March 31, 2010.

Military Passenger Revenue. Military passenger revenue for the three months ended March 31, 2011 decreased $36.9 million, or 18%, to $173.5 million, compared to $210.4 million for the three months ended March 31, 2010.

World accounted for $20.7 million of the decrease, primarily due to a decrease in AMC passenger block hours flown, which decreased by 1,404, or 21%, to 5,209 in the first quarter of 2011 compared to 6,613 in the first quarter of 2010 due to lower military demand for large wide-body passenger aircraft coupled with the reduction in troops stationed in Iraq during the latter half of 2010 and the greater requirement for the medium wide-body aircraft. This was partially offset by an increase in the price of fuel per gallon which increased to $2.98 in 2011 from $2.38 in 2010. First quarter North American 2011 military passenger block hours were 4,750 compared to 5,974 in the first quarter of 2010. North American’s military passenger revenue decreased by $16.2 million in the first quarter of 2011 compared to the same period in 2010, primarily as a result of a 21% decline in AMC passenger block hours flown, principally due to the reduction in entitlement and the lack of available medium wide body capacity at North American available to operate our entitled missions. The decline in AMC passenger block hours was partially offset by a 25% increase in the price of fuel per gallon, which increased to $2.96 per gallon in 2011 from $2.37 per gallon in 2010.  A decline in rates paid by the AMC also negatively impacted both World and North American.

Military Cargo Revenue. Military cargo revenue for the three months ended March 31, 2011 decreased $27.5 million, or 55%, to $22.5 million, compared to $50.0 million for the three months ended March 31, 2010.

World accounted for all of the decrease as North American does not operate freighter aircraft. Military cargo block hours flown during the three months ended March 31, 2011 decreased 50% to 1,379 compared to 2,780 in the same period in 2010. The decrease in block hours was mainly due to the strong demand for our B747 freighters during the quarter ended March 31, 2010 for the transportation of M-ATV’s to Afghanistan which did not recur during the corresponding period in 2011. In addition, there was a decline in the rate paid by the AMC.

Commercial Cargo Revenue. Commercial cargo revenue for the three months ended March 31, 2011 increased $15.5 million, or 60%, to $41.5 million, compared to $26.0 million for the three months ended March 31, 2010.

The increase in revenue, all at World because North American does not operate freighter aircraft, reflects a 37% increase in block hours flown to 6,885 in the first quarter of 2011 from 5,020 in the first quarter of 2010. This increase in block hours reflects the overall improvement in commercial cargo demand in the first quarter of 2011 as compared to the first quarter of 2010. In addition, we had one additional B747 and MD-11 aircraft in revenue service during the first quarter of 2011 as compared to the corresponding period in 2010 as well as a more favorable average yield which led to increased revenue during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Average monthly utilization of our commercial cargo aircraft increased from 242 to 252 block hours during the first quarter of 2011 as compared to the corresponding period in 2010. However, we continue to underutilize our larger commercial cargo fleet.

Commercial Passenger Revenue. Commercial passenger revenue for the three months ended March 31, 2011 decreased $1.7 million, or 16%, to $8.9 million, compared to $10.6 million for the three months ended March 31, 2010.

World commercial passenger revenue decreased $7.5 million, primarily due to a 93% decrease in the commercial passenger block hours flown during the first quarter of 2011 compared to the first quarter of 2010. This decrease was mainly due to a significant ACMI contract that ended in May 2010 and our decision to shift our capacity from the commercial to military passenger segment to meet increased AMC demand.

The decrease at World was offset by an increase in North American’s commercial passenger revenue which increased by $5.8 million in the first quarter of 2011 compared to the same period in 2010, primarily due to an increase in block hours from 361 in 2010 to 1,766 in 2011.

Other Revenue. Other revenue for the three months ended March 31, 2011 decreased $0.4 million, or 25%, to $1.2 million, compared to $1.6 million for the three months ended March 31, 2010. World accounted for the majority of the decrease primarily due to a decline in rebill revenue from ACMI flights during the comparative quarterly periods.

Operating Expenses

Total operating expenses for the three months ended March 31, 2011 decreased $15.4 million, or 5%, to $271.9 million, compared to $287.3 million for the three months ended March 31, 2010.

Aircraft Fuel. Aircraft fuel expense for the three months ended March 31, 2011 decreased $6.5 million, or 8%, to $70.4 million, as compared to $76.9 million for the three months ended March 31, 2010.

World aircraft fuel expense decreased $7.6 million, mainly as a result of a 31% decrease in fuel gallons consumed to approximately 16.3 million gallons in the quarter ended March 31, 2011 compared to 23.6 million gallons during the quarter ended March 31, 2010. This decrease in consumption was the result of a 28% decrease in non-ACMI block hours. Partially offsetting this decrease, the fuel price per gallon increased 25% to $2.98 per gallon for the quarter ended March 31, 2011 from $2.38 per gallon compared to the same period in 2010.

The decrease at World was partially offset by an increase in North American’s aircraft fuel expense which increased by $1.1 million, mainly as a result of a 25% increase in the price of fuel, which increased to $2.96 per gallon in 2011 from $2.37 per gallon in 2010. The increase in the price of fuel was offset by a 15% decrease in fuel gallons consumed to approximately 7.3 million gallons in the quarter ended March 31, 2011 compared to 8.6 million gallons during the same period in 2010. This decrease in consumption was the result of a 20% decrease in non-ACMI block hours.

Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military reimburses us for our fuel costs and our commercial ACMI customers are responsible for fuel costs.

Aircraft Rentals. Aircraft rentals expense for the three months ended March 31, 2011 decreased $1.9 million, or 5%, to $37.2 million, compared to $39.1 million for the three months ended March 31, 2010. Aircraft rentals increased at World mainly due to the increase in B747 aircraft operated from two to four, offset by the reduction of three DC-10 aircraft and one B757 aircraft operated at North American. In addition, both World and North American experienced a decline in expensed supplemental rent deposits paid.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the three months ended March 31, 2011 decreased $1.7 million, or 5%, to $33.6 million, compared to $35.3 million for the three months ended March 31, 2010.

World’s maintenance, materials and repairs expense decreased $3.5 million the majority of which was due to a 13% decrease in total block hours flown in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. This was partially offset by World completing three non-capitalized airframe checks in the first quarter of 2011 compared to two in the same period in 2010.

North American maintenance, materials and repairs expense increased $1.8 million, primarily due to an increase in maintenance costs associated with a 2% increase in block hours for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In addition, North American commercial passenger block hours increased significantly to decentralized locations that resulted in additional component and labor costs. North American completed no non-capitalized airframe checks in the first quarter of 2011 compared to two in the same period in 2010.

Flight Operations. Flight operations expense increased slightly to $27.3 million during the three months ended March 31, 2011 as compared to $26.8 million for the corresponding period in 2010 as a result of increased pilot training at World associated with the growth of its B747 fleet.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the three months ended March 31, 2011 decreased $4.0 million, or 16%, to $20.3 million, compared to $24.3 million for the three months ended March 31, 2010.

The decrease in aircraft and traffic servicing expense was primarily attributable to World which decreased $3.6 million mainly as a result of its 24% decrease in non-ACMI departures offset by an increase in our average navigation fee and ground operations expense per non-ACMI departure due to an increase in the departures from and the mix of higher cost cities operated into during the quarter ended March 31, 2011.

Passenger Services. Passenger services expense for the three months ended March 31, 2011 decreased $4.3 million, or 21%, to $16.1 million, compared to $20.4 million for the three months ended March 31, 2010.

World’s passenger services expense decreased $2.8 million predominately due to a 24% decrease in non-ACMI departures and the related reduction in flight attendant salaries associated with the reduction in military passenger block hours.

North American’s passenger services expense decreased $1.5 million, primarily due to a 21% decrease in non-ACMI departures and lower average catering cost per non-ACMI departure.

Crew Positioning. Crew positioning expense for the three months ended March 31, 2011 decreased $0.9 million, or 6%, to $13.5 million, compared to $14.4 million for the three months ended March 31, 2010.

World and North American’s crew positioning expense decreased marginally, mainly due to a 23% decline in non-ACMI departures partially offset by higher travel costs per non-ACMI departure and travel costs incurred by World and North American associated with commercial passenger and cargo contracts.

Selling and Marketing. Selling and marketing expense for the three months ended March 31, 2011 decreased $9.3 million, or 58%, to $6.6 million, compared to $15.9 million for the three months ended March 31, 2010.

Selling and marketing expense at World decreased $6.7 million, primarily due to decreased commissions paid to our Alliance team as a result of a 27% decrease in military revenue recorded by World as well as a reduction in commission rates paid in the first quarter of 2011 compared to the first quarter of 2010.

Selling and marketing expense at North American decreased $2.6 million, primarily due to a 19% decrease in military revenue recorded by North American as well as a reduction in commission rates paid during the first quarter of 2011 compared to the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2011 increased $8.9 million, or 48%, to $27.5 million compared to $18.6 million for the three months ended March 31, 2010.

World and North American depreciation and amortization expense increased $5.1 million and $3.8 million, respectively, due primarily to accelerated depreciation and amortization associated with the retirement of World’s DC-10 fleet, a cumulative increase in the engine overhauls, certain scheduled airframe heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives in the first quarter of 2011 compared to the first quarter of 2010.

General and Administrative. General and administrative expense for the three months ended March 31, 2011 increased $4.2 million, or 33%, to $17.0 million, compared to $12.8 million for the three months ended March 31, 2010. The increase is primarily due to an increase in litigation reserves and legal and accounting fees and non-cash stock-based compensation expense, offset by a decrease in incentive payout obligations.

Asset Impairment and Aircraft Retirements. We recorded $0.2 million of asset impairment and aircraft retirement expense for the three months ended March 31, 2011 related to the retirement of our World DC-10 fleet. There were no asset impairment and aircraft retirements recorded for the three months ended March 31, 2010.

Other Expenses. Other expenses for the three months ended March 31, 2011 decreased $0.8 million, or 29%, to $2.0 million, compared to $2.8 million for the three months ended March 31, 2010. This decrease was primarily due to decreased subservice events and related costs.

Operating Income (Loss)

Operating income (loss) for the three months ended March 31, 2011 decreased $35.5 million to an operating loss of $24.2 million, compared to an $11.3 million operating profit for the three months ended March 31, 2010. Total operating revenue was down $50.9 million, or 17%. At the same time, total operating expense decreased by $15.4 million, or 5%. Total operating revenue and total operating expense both decreased mainly due to a decrease in operating margin (operating income divided by total operating revenue), which fell from a 3.8% operating margin for the three months ended March 31, 2010 to a 9.8% operating deficit for the three months ended March 31, 2011. This was primarily due to lower AMC rates and block hours operated in the first quarter 2011 as compared to the corresponding period in 2010.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended March 31, 2011 remained fairly flat at $11.6 million for the three months ended March 31, 2011 as compared to $11.8 million for the corresponding period in 2010.

Gain (Loss) on Investment. We recorded a loss on investment of $0.1 million and $1.2 million, for the three months ended March 31, 2011 and 2010, respectively, primarily related to legal fees in connection with the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust.

Income Taxes

In assessing whether deferred tax assets are realizable, we consider whether it is more likely than not that some portion or all of our deferred tax assets will be realized. We consider our historical income and loss position, the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future income, and tax planning strategies in making this assessment.

During the three months ended March 31, 2011, we recorded an income tax benefit of $11.6 million which resulted in an effective tax rate of 32.6%. Our effective tax rate differed from the expected tax rate due to projected nondeductible expenses, such as crewmember meals and per diem. Also included in this amount is an accrual for additional interest for uncertain tax positions of $0.2 million. There were no other changes to our uncertain tax positions during the three months ended March 31, 2011.

During the three months ended March 31, 2010, we recorded an income tax benefit of $47,000, which resulted in an effective tax rate of 9.5%. Our effective tax rate was significantly impacted by nondeductible expenses, such as crewmember meals and per diem, which were disproportionate in comparison to our pre-tax book loss. Also included in this amount is an accrual for additional interest for uncertain tax positions of $0.1 million. There were no other changes to our uncertain tax positions during the quarter ended March 31, 2010.

Net Loss

Net loss for the three months ended March 31, 2011 was $24.0 million, compared to net loss of $0.4 million for the three months ended March 31, 2010, an increase of $23.6 million primarily due to lower AMC rates and block hours operated and underutilized available ACMI cargo capacity in the first quarter of 2011 as compared to the corresponding period in 2010.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity. As of March 31, 2011, we had unrestricted cash of $49.1 million. We do not have a revolving credit facility and there are no funds available through other unused financing options.

Cash Flow from Operating Activities. During the three months ended March 31, 2011, net cash provided by operating activities was $2.6 million. The following non-cash items were positive adjustments to reconcile net loss of $24.0 million to net cash provided by operating activities: $27.5 million in depreciation and amortization, $2.6 million in amortization of loan costs and debt discount, $2.1 million in stock-based compensation, $1.1 million in non-cash interest, $0.1 million in loss on investment, $0.2 million in aircraft retirement and $0.2 million in loss on sale of equipment. Non cash deferred income taxes of $11.9 million negatively adjusted the net loss. Changes in operating assets and liabilities also provided net cash of $4.8 million. Sources of cash due to changes in operating assets and liabilities were: $25.8 million in accounts payable, $5.3 million in other current assets, $5.6 million in other liabilities, $1.1 million in accrued compensation and benefits, and $0.3 million in restricted cash. Uses of cash due to changes in operating assets and liabilities were: $6.5 million in accounts receivable, net, $18.4 million in accrued expenses, $3.0 million in air traffic liabilities and accrued flight expense, $0.4 million in other assets, $5.0 million in maintenance reserve deposits, and $0.3 million in inventories.

Despite lower operating revenue, accounts receivable increased due to an increase in days sales outstanding for AMC missions operated. Prepaid and other current assets decreased due to receipt of maintenance reserve reimbursements from the aircraft lessors. Other current liabilities decreased primarily due to lower accrued maintenance costs and timing of interest expense accrual. Accounts payable increased due to an increase in days payables outstanding and the receipt of fuel and engine overhaul invoices previously accrued for.

Cash Flow from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2011 and 2010 were $24.3 million and $18.8 million, respectively, consisting primarily of capitalized engine maintenance events and the purchase of rotable parts. The increase in capital expenditures is mainly the result of the timing of scheduled engine maintenance events during the three months ended March 31, 2011 compared to the same period in 2010.

Cash Flow from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2011, was $3.8 million, consisting of $0.8 million in payments on long-term debt and $3.0 million in payment of costs related to amending our First Lien Notes and New Second Lien Loan Agreements.

Net cash used in financing activities during the three months ended March 31, 2010 was $9.3 million, consisting of payments on long-term debt of $9.2 million and payment of $0.1 million in payment of costs related to the issuance of debt.

During the first quarter of 2011, our losses and the timing of our engine overhaul expenditures had a negative impact on our liquidity and financial position.  We are implementing a series of cost reduction programs in order to improve our cash position.  Overall, we believe cash generated from operations or through the timing of cash outflows, and existing cash balances will be sufficient to meet our operating requirements and other obligations over the next 12 months based on our operating plan.

Capital Resources

To meet increased cargo demand, World entered into contracts in July 2010 to lease two Boeing 747-400 freighter aircraft, each for a period of 72 months. One lease commenced and the aircraft was delivered during January 2011 and the other commenced and was delivered during March 2011. World returned an MD-11 freighter to revenue service in late 2010.  It was previously parked due to the downturn in the air cargo demand during 2008 and 2009. In addition, World entered into an agreement to lease an MD-11 passenger aircraft, which was delivered in the fourth quarter of 2010. The addition of the three newly leased aircraft will increase our aircraft rentals expense, and long-term deposits on our balance sheet. All four aircraft listed that entered revenue service will generate additional flight crew costs due to increased pilot training costs and headcount, in addition to higher maintenance costs associated with an increased number of aircraft.

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

Commitments and Contractual Obligations

Debt and Operating Lease Cash Payment Obligations. We finance our aircraft with operating leases and consequently do not include assets and liabilities (other than maintenance reserves) associated with operating leases in our consolidated balance sheets. The following table summarizes our material contractual obligations and commitments and their currently scheduled impact on liquidity and cash flows as of March 31, 2011. The following information is shown in thousands.

	Cash Payments Currently Scheduled
	2011	2012	2013	2014	2015	After 2015

Current and long-term debt	$11,710	$20,416	$129,464	$73,052	$—	$—
Cash interest payments on current and long-term debt	16,032	30,310	28,095	14,268	—	—
Payment-in-kind interest	—	—	—	22,143	—	—
Total debt payments	27,742	50,726	157,559	109,463	—	—
Operating leases(1)	113,791	125,233	103,675	54,024	37,746	68,538
Accrued post-retirement benefits(2)	292	439	585	714	790	4,943
	$141,825	$176,398	$261,819	$164,201	$38,536	$73,481

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

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. You should review carefully the sections captioned ‘‘Risk Factors,’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this quarterly report for a more complete discussion of these and other factors that may affect our business, financial condition and results of operations.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this report.

We did not identify any material weaknesses as of March 31, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by us of the performance of ATA under that lease. The plaintiff is seeking (a) approximately $333,000 plus interest on the lease; (b) the greater of (i) $35 million or (ii) the current market value of the aircraft; and (c) attorneys’ fees and costs. The complaint filed by the plaintiff does not seek a specified dollar amount in interest claimed, but rather seeks interest as provided under the terms of the lease and under applicable New York law. The lease provides for interest rates of between 8.25% to 9.64% with respect to various amounts owed under its terms. The appropriate rate of interest and methodology to be applied in calculating interest are in dispute. On April 15, 2011, the Court ruled on the plaintiff’s summary judgment motion (i) finding the liquidated damages provision in the lease to be unreasonable and unenforceable, (ii) finding Global liable under the guarantee and dismissing Global’s affirmative defenses to liability under the guarantee, and (iii) ordering the parties to proceed to a damages trial to be calculated in accordance with New York law. The final outcome of the litigation cannot be predicted and is dependent upon many factors beyond our control. See Note 9 to our condensed consolidated financial statements included in this report.

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

If we receive ATA distributions totaling more than $5.0 million, we are obligated pursuant to the terms of the indenture governing the First Lien Notes to use all such distributions to offer to purchase at par plus accrued interest any outstanding First Lien Notes, and then, if remaining distributions total more than $1.3 million, we must offer to prepay, without premium, indebtedness outstanding under the New Second Lien Loan equal to the entire amount of such remaining distribution. Any funds not so used would be available to us for general corporate purposes.

In addition, from time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K filed on March 29, 2011, which could materially affect our business, financial condition or future results, should be carefully considered.

Item 6. Exhibits

Exhibit No.	Title

10.1	Form of Performance Share Award under the Global Aviation Holdings Inc. Amended and Restated 2009 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL AVIATION HOLDINGS INC. (REGISTRANT)

Date: May 16, 2011	By:	/s/ Robert R. Binns
Robert R. Binns
Chief Executive Officer

Date: May 16, 2011	By:	/s/ William A. Garrett
William A. Garrett
Executive Vice President and Chief Financial Officer