Form 10-Q
period 2011-06-30
Global Aviation Holdings Inc.
filed 2011-08-15
CIK 1397867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 31, 2011 the number of shares of $0.0001 par value common stock outstanding was 26,836,923.

GLOBAL AVIATION HOLDINGS INC.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,726	$74,543
Accounts receivables, net of allowance for doubtful accounts of: 2011—$169; and 2010—$442	50,920	30,162
Inventories, net	13,384	15,645
Maintenance reserve deposits	46,728	60,217
Deferred tax assets, net	18,528	18,362
Prepaid expenses and other current assets	70,164	81,599
Total current assets	250,450	280,528
Property and equipment:
Flight equipment	245,236	228,613
Facilities and ground equipment	19,301	18,726
Gross property and equipment	264,537	247,339
Accumulated depreciation	(127,738)	(105,190)
Net property and equipment	136,799	142,149
Intangible assets:
Military contract intangibles, net of accumulated amortization of: 2011—$97,721; 2010—$85,112	154,461	167,070
Other intangible assets, net of accumulated amortization of 2011 and 2010 - $8,122	4,000	4,000
Total intangible assets	158,461	171,070
Restricted cash	6,356	6,326
Maintenance reserve deposits	68,481	45,342
Deposits and other assets	44,456	44,889
Total assets	$665,003	$690,304

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$21,415	$12,673
Long-term debt	205,600	—
Accounts payable	53,797	15,854
Air traffic liabilities	10,420	7,174
Accrued compensation and benefits	23,100	31,470
Accrued flight expenses	14,698	17,954
Other accrued expenses and current liabilities	105,505	111,955
Total current liabilities	434,535	197,080
Long-term debt, less current maturities and portion classified as current	116	210,785
Deferred tax liabilities, net	57,506	78,995
Other liabilities	38,306	33,357
Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized; no shares issued and outstanding
Common stock, $.0001 par value; authorized 2011 and 2010—400,000,000; issued and outstanding 2011 and 2010—26,836,923 and 26,802,900, respectively	3	3
Warrants	45	1,479
Additional paid-in capital	346,896	342,161
Accumulated deficit	(212,373)	(173,563)
Accumulated other comprehensive income (loss)	(31)	7
Total stockholders’ equity	134,540	170,087
Total liabilities and stockholders’ equity	$665,003	$690,304

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Income per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Operating revenues:
Military passenger	$185,307	$209,640	$358,802	$420,001
Military cargo	17,316	35,971	39,858	85,985
Commercial cargo	48,302	33,919	89,837	59,933
Commercial passenger	8,547	11,010	17,420	21,566
Other	2,968	1,460	4,157	3,058
Total operating revenues	262,440	292,000	510,074	590,543
Operating expenses:
Aircraft fuel	78,666	76,152	149,118	153,080
Aircraft rentals	37,622	39,324	74,846	78,409
Maintenance, materials and repairs	39,146	31,446	72,791	66,719
Flight operations	28,961	25,957	56,282	52,764
Aircraft and traffic servicing	18,538	21,873	38,845	46,164
Passenger services	16,263	18,820	32,376	39,242
Crew positioning	14,863	14,751	28,356	29,144
Selling and marketing	6,771	14,833	13,368	30,769
Depreciation and amortization	22,636	19,101	50,174	37,693
General and administrative	7,923	14,739	24,884	27,497
Asset impairment and aircraft retirements	113	—	294	—
Other expenses	3,193	1,946	5,212	4,732
Total operating expenses	274,695	278,942	546,546	566,213
Operating income (loss)	(12,255)	13,058	(36,472)	24,330
Other income (expense):
Interest income	412	646	959	1,675
Interest expense	(12,265)	(11,823)	(23,909)	(23,620)
Loss on investment	(1)	(89)	(99)	(1,306)
Loss on debt extinguishment	—	(1,239)	—	(1,239)
Other, net	(207)	391	(453)	610
Total other expense	(12,061)	(12,114)	(23,502)	(23,880)
Income (loss) before income tax benefit	(24,316)	944	(59,974)	450
Income tax (benefit) expense	(9,526)	314	(21,164)	267
Income (loss) available to common stockholders	$(14,790)	$630	$(38,810)	$183
Basic income (loss) available to common stockholders per share:
Weighted-average shares outstanding	25,984,947	25,906,300	25,983,498	25,906,300
Income (loss) available to common stockholders per share	$(0.57)	$0.02	$(1.49)	$0.01
Diluted income (loss) available to common stockholders per share:
Weighted-average shares outstanding	25,984,947	26,200,900	25,983,498	26,163,800
Income (loss) available to common stockholders per share	$(0.57)	$0.02	$(1.49)	$0.01

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$(38,810)	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,174	37,693
Amortization of loan costs	2,857	2,169
Amortization of debt discount	2,661	2,721
Asset impairment and aircraft retirements	294	—
Loss on debt extinguishment	—	1,239
Loss on investment	99	1,306
Stock-based compensation expense	3,301	2,535
Deferred income taxes	(21,655)	(308)
Non-cash interest	2,361	2,221
Loss on sale of equipment	200	488
Changes in operating assets and liabilities:
Accounts receivable, net	(20,758)	(21,469)
Inventories, net	(794)	—
Maintenance reserve deposits	(9,593)	(6,247)
Other current assets	11,435	(4,016)
Accounts payable	35,867	10,238
Air traffic liabilities and accrued flight expenses	(10)	(3,373)
Accrued compensation and benefits	(8,370)	(2,534)
Other accrued expenses and current liabilities	(3,075)	16,260
Other liabilities and other assets	6,144	8,444
Net cash provided by operating activities	12,328	47,550

Investing activities
Capital expenditures	(31,149)	(26,390)
Proceeds from sale of equipment	139	26
Net cash used in investing activities	(31,010)	(26,364)

Financing activities
Payment of costs related to issuance and repurchase of debt	(3,786)	(1,235)
Payments on long-term debt	(1,349)	(18,847)
Net cash used in financing activities	(5,135)	(20,082)
Net increase (decrease) in cash and cash equivalents	(23,817)	1,104
Cash and cash equivalents at beginning of period	74,543	73,077
Cash and cash equivalents at end of period	$50,726	$74,181

Supplemental disclosure of non-cash investing activities:
Property and equipment expenditure included in other current liabilities or accounts payable	$32,809	$6,656

See accompanying notes.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

Global Aviation Holdings Inc. (Global, and collectively with its wholly-owned subsidiaries, the Company) is a global provider of customized air transport passenger and cargo services, offering a broad range of aircraft types and payloads. The Company offers military, cargo and commercial charter services through its two operating airlines: World Airways, Inc. (World) and North American Airlines, Inc. (North American). World provides long-range passenger and cargo charter and ACMI (Aircraft, Crew, Maintenance and Insurance) air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and ACMI air transportation serving the U.S. Government, tour operators and other airlines. The Company’s combined fleet consists of the following aircraft types: Boeing 757-200 passenger (B757), Boeing 767-300 passenger (B767), Boeing 747-400 freighter (B747), and McDonnell Douglas MD-11 (MD-11) passenger and freighter. The McDonnell Douglas DC10-30 passenger (DC-10) fleet was retired in January 2011. All active operating aircraft as of June 30, 2011 are leased.

The Company’s wholly-owned subsidiaries are as follows: New ATA Acquisition Inc. (New ATA), New ATA Investment Inc. (New ATA Investment), World Air Holdings Inc. (World Air Holdings), World, North American, World Risk Solutions, Ltd. (World Risk Solutions), World Airways Parts Company, LLC, Global Shared Services, Inc. and Global Aviation Ventures SPV LLC.

ATA Airlines, Inc. (ATA) was a wholly-owned subsidiary until March 3, 2009. In April 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently discontinued all business operations, terminated the majority of its employees and began conducting an orderly liquidation of its assets. During the year ended December 31, 2009, the Company restructured its senior secured debt and became the primary beneficiary of the ATA bankruptcy estate trust. As a result, during the third quarter of 2009, the Company began consolidating its interest in the ATA bankruptcy estate. The creditors of the ATA bankruptcy estate trust have no recourse to the Company. As of June 30, 2011, and December 31, 2010, the net assets of the ATA bankruptcy estate were $0.4 million and $0.6 million, respectively. As of June 30, 2011 ATA had wound down the majority of its estate. During the three and six months ended June 30, 2010, an $89,000 and $1.3 million, respectively, loss on investment was recorded, as well as during the three and six months ended June 30, 2011, a $1,000 and $99,000, respectively, loss on investment was recorded, predominately due to legal expenses associated with the bankruptcy estate’s suit filed against FedEx Corporation seeking damages of $94.0 million. See Note 9 regarding a federal jury verdict against FedEx and the award to the ATA bankruptcy estate in the amount of $66.0 million, which is subject to appeal.

Management believes that all adjustments necessary to present fairly the financial position of Global have been included in the accompanying unaudited condensed consolidated financial statements for the periods presented. Such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in its Form 10-K filed with the Securities and Exchange Commission. During the quarter ended June 30, 2011, the Company reversed a $1.2 million accrual for aircraft overfly which related to prior periods.

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

2. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

First Lien Notes, 14% interest, net of discount of $5.1 million and $6.3 million, respectively	$154,369	$153,171
New Second Lien Loan, 12% interest plus 6% payment-in-kind (PIK) interest, net of discount of $9.5 million and $11.0 million, respectively	71,231	67,215
Promissory Notes with certain lessors, 8% interest	1,186	2,593
Capital lease, 6% interest	345	479
Total debt	227,131	223,458
Less current maturities of long-term debt	(21,415)	(12,673)
Less long-term debt classified as current	(205,600)	—
Total long-term debt	$116	$210,785

The Company classifies as current maturities of long-term debt the portion of its debt which it expects to pay down within the following 12 months. Future debt principal payments on long-term debt are estimated to be $21.4 million for the next 12 months subsequent to the June 30, 2011 balance sheet date. As of June 30, 2011, the Company is in compliance with its debt covenants.

The fair market value of the First Lien Notes and the New Second Lien Loan was approximately $156.7 million, and $77.9 million, respectively as of June 30, 2011. The fair market values of both debt instruments were determined based on recent trading activity.

On August 13, 2009, the Company issued $175.0 million of 14% Senior Secured First Lien Notes due 2013 (First Lien Notes). The First Lien Notes were recorded net of a $10.1 million discount, and include the following key provisions: an August 15, 2013 final maturity date, a 14% annual cash interest rate payable semiannually, a semiannual requirement to offer to the noteholders to prepay $10.0 million of the principal amount outstanding, and a minimum consolidated net cash flow covenant. The First Lien Notes are secured by a first priority lien on substantially all of the Company’s tangible and intangible assets.

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

Pursuant to the terms of the First Lien Notes, on June 30, 2011, Global made a semiannual offer to repurchase $10.0 million of First Lien Notes at par plus accrued interest.  On August 3, 2011, Global repurchased $10.0 million in principal of First Lien Notes at par plus accrued interest of $0.7 million pursuant to this offer.

The agreements governing the First Lien Notes and New Second Lien Loan require the Company to meet a minimum consolidated net cash flow covenant on a quarterly basis. In March 2011, the Company entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum consolidated net cash flow covenant. The Company was in compliance with this amended covenant as of June 30, 2011; however would have been in violation under the original calculation. Given a decline in AMC rates and entitlement for 2011, capital expenditure requirements, and a decline in anticipated commercial cargo block hours, management anticipates that it will likely not be in compliance with this covenant when it finalizes its third quarter of 2011 covenant calculation unless it reaches agreement on an amendment or obtains a waiver of this financial covenant. Accordingly, the Company has classified the First Lien Notes and New Second Lien Loan as a current liability in the accompanying unaudited condensed balance sheet as of June 30, 2011. Management has a business plan to achieve compliance with the minimum consolidated net cash flow covenant in 2012. However, to meet this business plan, the Company must accomplish the following in the near-term, including but not limited to: (i) reach an agreement with, or obtain a waiver from, our first and second lien holders providing near-term covenant relief, (ii) reduce annual aircraft lease expense by restructuring above-market leases to near-market rates, and (iii) reduce other internal costs through overhead and operating cost-cutting initiatives. Management estimates total annualized cost reductions of approximately $30 million.  Management is currently in negotiations with its aircraft lessors, is finalizing internal cost-cutting initiatives, and believes it will be successful in obtaining covenant relief from the Company’s first and second lien holders. However, the Company cannot provide any assurances that it will be successful in accomplishing any of these plans at terms acceptable to the Company, or at all.

The indenture governing the First Lien Notes provides a 30-day grace period for the payment of interest before the holders have the right to accelerate the First Lien Notes or exercise other remedies in accordance with the indenture. The Company expects to use this grace period and defer the interest payment on the First Lien Notes scheduled for August 15, 2011 while it seeks covenant relief from the holders of the First Lien Notes.

Management has been successful in the past amending the minimum consolidated net cash flow covenant under the Company’s First Lien Notes and New Second Lien Loan to remain in compliance. However, failure by the Company to comply with its minimum consolidated net cash flow covenant, obtain covenant relief, pay interest within the 30-day grace period, or to comply with certain other terms of its First Lien Notes and New Second Lien Loan would result in an event of default causing its debt obligations, and any other obligations to the extent linked to it by reason of cross-default or cross-acceleration provisions, to potentially become immediately due and payable. If the Company is unable to cure any such default, or obtain a waiver or a replacement financing, and those lenders accelerate the payment of such indebtedness, the holders of the indebtedness under its secured debt obligations would be entitled to initiate foreclosure actions designed to acquire control of substantially all of the Company’s assets, including the stock of our operating subsidiaries. Any such actions would have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

On February 6, 2009, the Company entered into settlements with certain lessors in connection with the guarantee of certain ATA aircraft leases. In addition to the cash settlements on such date, the Company entered into $15.5 million in Promissory Notes for the remaining balance. The balance as of June 30, 2011 is approximately $1.2 million.

3. Income Taxes

During the three and six months ended June 30, 2011, the Company recorded an income tax benefit of $9.5 million and $21.2 million, respectively, which resulted in an effective tax rate of 39.2% and 35.3%, respectively. The effective rates differed from the Company’s statutory tax rate primarily due to projected nondeductible expenses such as crewmember meals and per diems. In addition, during the three months ended June 30, 2011, the Company realized a $0.9 million non-recurring tax benefit for a deduction of previously capitalized costs. Also included in the tax benefit recorded for the three and six months ended June 30, 2011, is an accrual for additional interest for uncertain tax positions of $0.1 million and $0.3 million, respectively. There were no other changes to the Company’s uncertain tax positions during the three and six months ended June 30, 2011.

During the three and six months ended June 30, 2010, the Company recorded income tax expense of $0.3 million, which resulted in an effective tax rate of 33.3% and 59.3%, respectively. The effective tax rates were significantly impacted by projected nondeductible expenses, such as crewmember meals and per diems, which were disproportionate in comparison to projected pre-tax income. Also included in the tax benefit recorded for the three and six months ended June 30, 2010, is an accrual for additional interest for uncertain tax positions of $0.3 million and $0.4 million, respectively. There were no other changes to the Company’s uncertain tax positions during the three and six months ended June 30, 2010.

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

5. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) available to common stockholders per share computations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2011	2010	2011	2010

Basic:
Net income (loss) available to common stockholders	$(14,790)	$630	$(38,810)	$183
Weighted-average common shares outstanding	25,984,947	25,906,300	25,983,498	25,906,300
Income (loss) available to common stockholders per share, basic	$(0.57)	$0.02	$(1.49)	$0.01
Diluted:
Weighted-average common shares outstanding	25,984,947	25,906,300	25,983,498	25,906,300
Effect of dilutive securities:
Common stock equivalents	—	294,600	—	257,500
Diluted weighted-average common shares outstanding	25,984,947	26,200,900	25,983,498	26,163,800
Income (loss) available to common stockholders per share, diluted	$(0.57)	$0.02	$(1.49)	$0.01

Basic and diluted income (loss) available to common stockholders per share is calculated using the weighted-average common shares outstanding during the period. Common equivalent shares from stock options, restricted stock awards and warrants, using the treasury stock method, are not included in the diluted per share calculations as their effect is antidilutive.

The common stock equivalents not included in the computation of diluted loss available to common stockholders per share, because to do so would have been antidilutive, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common stock equivalents:
Stock options	4,722,575	4,909,300	4,722,575	4,877,800
Restricted stock awards	930,622	639,700	930,622	667,500
Warrants	45,300	45,300	45,300	45,300

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

The Company evaluates performance and allocates resources based on profit or loss by segment performance and by operations. Intersegment sales are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment sales. Selected financial data by segment is set forth below (in thousands):

	Three Months Ended June 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$191,651	$70,789	$—	$262,440
Intersegment revenues	193	—	7,851	8,044
Depreciation and amortization	14,366	8,270	—	22,636
Total operating expenses	196,956	78,369	(630)	274,695
Operating income (loss)	(5,305)	(7,580)	630	(12,255)
Interest income	291	86	35	412
Interest expense	(9,615)	(2,571)	(79)	(12,265)
Loss on investment	—	—	(1)	(1)
Income tax benefit	(4,962)	(3,599)	(965)	(9,526)

	Six Months Ended June 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$364,176	$145,898	$—	$510,074
Intersegment revenues	696	27	20,793	21,516
Depreciation and amortization	31,922	18,252	—	50,174
Total operating expenses	383,810	163,299	(563)	546,546
Operating income (loss)	(19,634)	(17,401)	563	(36,472)
Interest income	741	183	35	959
Interest expense	(18,420)	(5,410)	(79)	(23,909)
Loss on investment	—	—	(99)	(99)
Income tax benefit	(12,805)	(8,154)	(205)	(21,164)

	Three Months Ended June 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$204,448	$87,552	$—	$292,000
Intersegment revenues	207	—	6,296	6,503
Depreciation and amortization	12,466	6,458	177	19,101
Total operating expenses	194,871	83,010	1,061	278,942
Operating income (loss)	9,577	4,542	(1,061)	13,058
Interest income	502	143	1	646
Interest expense	(7,892)	(3,676)	(255)	(11,823)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Loss on investment	—	—	(89)	(89)
Income tax (benefit) expense	1,504	624	(1,814)	314

	Six Months Ended June 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$417,725	$172,818	$—	$590,543
Intersegment revenues	296	—	14,290	14,586
Depreciation and amortization	24,730	12,612	351	37,693
Total operating expenses	398,219	167,431	563	566,213
Operating income (loss)	19,506	5,387	(563)	24,330
Interest income	1,025	648	2	1,675
Interest expense	(15,969)	(7,483)	(168)	(23,620)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Loss on investment	—	—	(1,306)	(1,306)
Income tax (benefit) expense	2,495	(349)	(1,879)	267

One customer comprised 10% or more of the Company’s total operating revenues as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
U.S. Air Force (USAF) Air Mobility Command:
World	$137.8	$163.0	$266.9	$340.3
North American	64.8	82.6	131.8	165.7

7. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans for officers and key employees of the Company, including the Company’s Board of Directors (Management Plans). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. During the six months ended June 30, 2011 and 2010, $3.3 million and $2.5 million, respectively, of stock-based compensation expense were charged to operations.

On March 31, 2011, the Company granted 147,622 restricted stock awards which vest over a three-year period. In addition, the Company granted 168,863 stock options and 147,822 performance-based share awards.

8. Fair Value Measurements

The fair values of cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents and restricted cash are comprised primarily of money market funds.

9. Commitments and Contingencies

World’s Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 36% of the total workforce at World, are represented by the International Brotherhood of Teamsters (the IBT), and are subject to a collective bargaining agreement which became amendable on March 1, 2009. Negotiations between World and the IBT began in 2009 and are ongoing.

World’s Flight Attendants: World’s flight attendants, representing approximately 37% of World’s employees, are subject to a collective bargaining agreement which will become amendable in September 2012.

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

North American’s Cockpit Crewmembers: On April 25, 2008, North American announced that its pilots, who are represented by the IBT Local 747 and account for approximately 26% of the total workforce of North American, ratified a 54-month contract, which took effect on May 1, 2008. Since then, after submitting an application on September 22, 2009 to the United States National Mediation Board (NMB) disputing their representation by the IBT, a vote was cast and the majority of the North American Cockpit Crewmembers voted in favor of being represented by ALPA. The decision was certified and ALPA became the official labor representative of the North American Cockpit Crew Members effective the end of the fourth quarter of 2009.

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election among North American’s flight attendants. Flight attendants comprise approximately 39% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations between North American and the IBT began in 2006 and are ongoing.

Guarantees: Global guaranteed ATA’s obligations as lessee in connection with a number of ATA’s aircraft leases. The Company has settled all but one of the lessor claims. The remaining outstanding lessor has filed a lawsuit in New York State court on February 9, 2009 claiming damages including stipulated return condition requirements in the lease, loss of rental income and other damages. The plaintiff is seeking damages of approximately $35.0 million less either (i) the present discounted value of the aggregate fair market rental value for the remainder of the lease term or (ii) the fair market sale value of the aircraft. On April 15, 2011, the Court ruled on the plaintiff’s summary judgment motion (i) finding the liquidated damages provision in the lease to be unreasonable and unenforceable, (ii) finding Global liable under the guarantee and dismissing Global’s affirmative defenses to liability under the guarantee, and (iii) ordering the parties to proceed to a damages trial to be calculated in accordance with New York law. The damages trial began on July 18, 2011 and is expected to conclude in mid-August 2011. The final outcome of the litigation is pending and cannot be predicted and is dependent upon many factors beyond the Company’s control. The Company anticipates a ruling from the court during the fourth quarter of 2011.

As of June 30, 2011, the Company has accrued its best estimate of liability of this lawsuit. This estimate is based on a combination of factors including an evaluation of defenses available to the Company, advice from outside counsel, and a damages analysis prepared by a third party expert. If the Court awards damages materially higher than our accrued estimate, it could have a material negative impact on our financial condition or results of operations.

Litigation: In the ordinary course of business, the Company is party to various legal proceedings and claims which management believes are incidental to the operation of Global’s businesses. Global believes that the outcome of its outstanding litigation will not have a materially adverse effect on the Company’s results of operations, cash flows or financial position.

On June 11, 2008, the ATA bankruptcy estate filed suit in the Federal District Court of Indiana against FedEx. On February 17, 2010, ATA served its Second Amended Statement of Special Damages estimating its total damages to be $94.0 million. This estimate was based on lost military profits of $66.0 million arising from the FedEx contract, and $28.0 million in losses associated with ATA’s acquisition of DC-10 aircraft in order to fulfill its obligations under the FedEx contract. On September 16, 2010, the court preliminarily granted FedEx’s motion in limine to exclude ATA’s DC-10 claim.

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded the ATA bankruptcy estate 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative, to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011. On January 25, 2011, the trial court entered a judgment in the amount of $71.3 million. On February 16, 2011, FedEx filed its Notice of Appeal. ATA filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 claim for $28.0 million and increasing the prejudgment interest). The parties are currently briefing their respective appeals with the Seventh Circuit Court of Appeals. The ATA bankruptcy estate anticipates the Seventh Circuit to render its decision in the first or second quarter of 2012.

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

Other: World Risk Solutions was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs and better loss control practices for the Company. World Risk Solutions underwrites certain risks associated with the Company’s aircraft.

10. Related Parties

As of June 30, 2011, MatlinPatterson owned approximately 92% of the outstanding shares of the Company’s common stock. Four of Global’s directors serve in various executive capacities at MatlinPatterson or one of its affiliates. In addition, World had an ACMI contract with Arrow, Inc. (Arrow), an airline which was indirectly majority owned by other investment partnerships for which MatlinPatterson Global Advisers LLC acts as investment manager. The contract expired on May 4, 2010. For the six months ended June 30, 2011 and 2010, the Company reported $0 and $6.1 million, respectively, in revenue from Arrow.

Certain affiliates of GSO Capital Solutions (GSO) hold approximately $80.7 million of the Company’s Second Lien Loan as of June 30, 2011, which represents the largest aggregate principal amount outstanding. The Second Lien Loan bears interest at an annual rate of 18%, consisting of interest payable in cash at an annual rate of 12% and interest payable in kind at an annual rate of 6%, and was incurred in September 2009 to refinance then-existing debt. As part of the replacement of our prior second lien debt with the Second Lien Loan from certain affiliates of GSO, we issued warrants to certain affiliates of GSO which were immediately converted into 838,000 shares of common stock. Pursuant to a letter agreement between GSO, MatlinPatterson and us, certain affiliates of GSO have the right to designate one member of our board of directors until the completion of an initial public offering of common stock, GSO holds less than a majority of the outstanding Second Lien Loan, or less than 25% of such holder’s original loan commitment remains outstanding.

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

Overview

We are a provider of customized, non-scheduled passenger and cargo air transport services, offering our customers a wide range of aircraft types, configurations, payloads and capabilities. We provide our services through our two operating air carriers, World and North American, which represent our two business segments. As of June 30, 2011, our combined fleet consisted of 29 wide-body and narrow-body leased aircraft, which support our two primary business lines: (1) military, which includes both passenger and cargo services, and (2) commercial cargo air transport service. We also offer passenger charter services to customers in specialty markets, such as providing supplemental peak capacity for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. Our two primary lines of business combine the recurring revenue base of our established military business with the growth opportunities provided by our commercial cargo services.

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

Our business model generally insulates our profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expenses for an air carrier. Under our military contracts and most of our commercial passenger and cargo charter arrangements, our customers are responsible for the cost of jet fuel. For the six months ended June 30, 2011 and the fiscal year ended December 31, 2010, approximately 96% of our block hours were flown under either military or ACMI arrangements, in which the customer assumed the risk of fuel price volatility.

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

Because our revenues are based on the Allowable Cabin Load, the revenue we earn is not affected by the number of troops or tons of freight we transport. Under our contract with DOD, we are paid on a cost-plus basis in which we receive a fixed rate per mission based on the route and aircraft type. The fixed rate is calculated using the average costs of all participating air carriers, weighted by flights flown in the AMC international program. The AMC sets the fixed rate for each fiscal year using cost data for a 12-month period ending 15 months prior to the start of such fiscal year as adjusted following consultation with the air carrier, multiplied by a weighted composite price index to account for cost increases or decreases in the industry. As a result, the actual operating costs of our military business may exceed the fixed rate, although those higher actual operating costs will provide the basis for the fixed rate used for missions flown in the next two contract years.

Our contracts for passenger and cargo missions under the AMC international program are one-year contracts. The governmental fiscal year 2011 AMC rates are down approximately 5.2% for large category passenger aircraft, 5.5% for medium category aircraft, and 2.0% for our large category freighter aircraft as compared to the fiscal year 2010 rates. This is mainly due to a combination of lower costs from the carriers, changes in the AMC’s allowable carrier costs, and a low inflation rate from industry and trade association cost indices used in the process.  Based on 2010 flights flown in the large and medium category passenger and large category freighter aircraft, total AMC revenue would be $46.0 million lower utilizing 2011 AMC rates.  We have a number of initiatives currently underway to streamline our operations and reduce our unit costs to minimize margin erosion from reduced AMC rates. The fiscal year 2011 rates became effective January 1, 2011. For additional information please see our risk factor entitled “We are highly dependent on revenues from our participation in the AMC international program, which are derived from one-year contracts that the DOD is not obligated to renew. If our revenues from this business decline from current levels, whether due to decreased demand, termination, non-renewal, modification or otherwise, it could have a material adverse effect on our business, financial condition and results of operations.”, as discussed in our Annual Report on Form 10-K filed March 29, 2011.

The AMC also reimburses us for our fuel costs. Fuel costs are included in the calculation of the relevant Effective Rate through the inclusion of a Fuel Peg Rate mechanism, which is determined based on a weighted average forecast of commercial and Department of Defense (DOD) fuel prices, including into-plane fees and taxes. The weighted average forecast for fuel prices varies between our military passenger and military cargo operations due to the relative mix of sources of fuel accessed to service each of the respective operations. While the price we pay for fuel may affect our revenue from award to award, changes in fuel prices do not materially affect our results of operations due to the military’s monthly fuel price reconciliation process. Each month, the military compares the actual fuel prices we paid for missions during the previous month with the Fuel Peg Rate used in the calculation of the relevant Effective Rate. In instances where we overpaid, the military reimburses us the difference, and in instances where we underpaid, we reimburse the military for the difference. Operating income may be incrementally affected, positively or negatively, by a change in the Fuel Peg Rate due to the cost-plus nature of the Effective Rate calculation. Effective May 1, 2011, the AMC announced that the Fuel Peg Rate would increase to $3.90 and $3.98 for military passenger and cargo flying, respectively. This increase in the Fuel Peg Rate was necessary due to the rising cost of jet fuel AMC’s air carriers were experiencing in the world market.

Our AMC contracts contain various operational performance requirements.  These include on-time performance, availability of aircraft and crews to meet committed missions, and successful completion of inspections. Under our fiscal year 2011 AMC contract, on-time performance requirements, as measured on a rolling three-month period, were increased from an 85% to a 95% schedule reliability rate for passenger operations.  The penalties for failing to meet the new requirements were expanded to include:  contract default and potential termination for failure to meet an 87% passenger schedule reliability rate; a potential loss of rights to fly expansion missions (additional missions beyond the fixed buy contract requirements) and a 2% penalty on revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving an 87% to 89% passenger schedule reliability rate; a penalty of 2% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 90% to 91% passenger schedule reliability rate; and a penalty of 1% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving a 92% to 94% passenger schedule reliability rate. In addition, the fiscal year 2011 AMC contract was expanded to include performance bonuses:  a bonus of 1% of revenue on the previous month’s revenues for achieving a 98% or greater passenger schedule reliability rate; and, a bonus of ½% of revenue on the previous month’s revenues for achieving a 96% to 97% passenger schedule reliability rate.  For cargo missions, the new requirements were expanded to include: contract and default and potential termination for failure to meet an 84% cargo schedule reliability rate; a loss of rights to fly expansion missions and a 2% penalty on revenue on all cargo missions performed during the subsequent 30-day period for achieving an 85% to 86% schedule reliability rate; a penalty of 2% of revenue on all newly awarded cargo missions during a subsequent 30-day period for achieving an 87% to 88% reliability rate; and a penalty of 1% of revenue on all newly awarded passenger missions performed during a subsequent 30-day period for achieving an 89% to 91% reliability rate.

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

Other Revenue. Other revenue primarily consists of revenue generated from the rebill to our customers of operating costs incurred by us under ACMI contracts. We refer to this as “ACMI rebill revenue.” We promptly rebill our ACMI customers when we purchase certain products or services on behalf of our ACMI customers, such as fuel, crew positioning, and ground handling or catering, as necessary in certain circumstances or to expedite operations. In fiscal year 2010, ACMI rebill revenue was less than 3% of our total ACMI revenue. We also record subservice revenue in other revenue, which relates to flights where we are paid by our customer, but we have contracted the operation of the flight to another air carrier due to capacity constraints, aircraft maintenance events, or scheduling conflicts.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes all fuel costs incurred by us under our military and full service commercial contracts. In addition, in certain circumstances, we purchase fuel for our ACMI commercial customers and subsequently rebill them. Aircraft fuel expense is a variable cost; however, our fuel price volatility exposure is limited to our full service commercial contracts. At times, we have experienced temporary favorable and unfavorable fluctuations in working capital due to the timing of significant fuel price changes and reimbursement for these costs. For the six months ended June 30, 2011 and the year ended December 31, 2010, 96%, respectively, of our block hours were flown under military or ACMI commercial contracts providing for our actual fuel costs to be paid or reimbursed by our customers.

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

Accounting for Long-Lived Assets. As of June 30, 2011, we had $136.8 million of net property and equipment and $154.5 million of definite-lived net intangible assets on our balance sheet. Generally, our property and equipment is depreciated to residual values over their estimated useful service lives using the straight-line method. Leasehold improvements and rotable parts related to our aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is less. Our facilities and ground equipment are generally depreciated over three to seven years. Definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

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

Airframe and Engine Maintenance and Lease Requirements. The cost of major engine overhauls for fleet types not covered under a maintenance agreement, and the cost of certain overhauls related to heavy airframe, engine, LLPs, landing gear and auxiliary power units, which we refer to as APUs, for all fleet types, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft calendar limits, for all aircraft. Depreciation expense related to overhauls of heavy airframe, engine, LLPs, landing gear and APUs totaled $27.3 million and $15.4 million for the six months ended June 30, 2011 and 2010, respectively.  In the six months ended June 30, 2011, depreciation expense associated with the retirement of our DC-10 fleet, was $1.7 million. We have maintenance agreements for certain items, such as engines, which require us to pay a monthly fee per engine flight hour in exchange for major overhaul, spares, and maintenance of those engines. We expense the cost per flight hour under these agreements as incurred. Under certain of our aircraft and engine leases, we are required to make periodic maintenance reserve payments to lessors for certain future maintenance work such as airframe, engine, LLP, landing gear and APU overhauls. In addition, under our aircraft and engine leases, we are required to return the airframes, engines, LLP, landing gear, and APUs to the lessors in a specified maintenance condition at the end of the lease (return condition). If the return condition is not met, the leases generally require us to provide financial compensation to the lessor. Under certain leases, the maintenance reserve deposits are not refundable to us. Consequently, we periodically review the balances of the maintenance reserve deposits and write off any amounts that are no longer probable of being used for maintenance. We have adopted the provisions of EITF 08-3, “Accounting by Lessees for Non-Refundable Maintenance Deposits,” included in Accounting Standards Codification (ASC 840-10), which became effective on January 1, 2009. In determining whether it is probable that maintenance deposits will be used to offset the liability for future maintenance costs, we consider the condition of the aircraft, including but not limited to the airframe and engines, and the projected future usage of the aircraft based on our business and fleet plans. For the six months ended June 30, 2011 and 2010, we expensed $4.5 million, and $3.9 million, respectively, of maintenance reserve payments on certain aircraft leases where we determined that it was not probable that payments would be used to offset the liability for future maintenance costs.

If an operating lease has return conditions, our policy is to accrue and expense ratably the return condition costs once they are estimable and probable. During the six months ended June 30, 2011 and 2010, respectively, we recorded $1.7 million and $1.4 million of return condition expense as part of maintenance, materials and repairs expense.

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

We measure the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of the awards. Options under each plan were granted with an exercise price not less that the market price at the grant date. None of our grants include market-based vesting conditions. We estimate the fair value of stock option awards on the date of grant using a modified Black-Scholes option-pricing model, which requires us to make assumptions, some of which are subjective, including risk-free interest rate, stock price volatility and expected life of the options.

Our assumption of the risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. We base our stock price volatility assumptions on historical volatilities of comparable air carriers whose shares are traded using monthly stock price returns equivalent to the contracts term of the option. The expected life of the options is determined based upon an assumption that the options will be exercised evenly from vesting to expiration. As of June 30, 2011, we had $8.6 million of total unrecognized compensation costs related to stock-based compensation arrangements. We expect to recognize this expense over a weighted-average period of 2.36 years.

Key Factors Affecting Results for the Three Months Ended June 30, 2011

Several factors influenced our results for the three months ended June 30, 2011 and the comparison to the corresponding period in 2010:

Decreased Team Entitlement Share Offset Increased Global Entitlement Share.  Under the AMC contract for its fiscal year 2011, the Alliance Team, for which World and North American are the primary flyers, is entitled to 43% of long-range international expenditures.  In the AMC’s fiscal year 2010, the Alliance Team’s entitlement was 56%.  As a result, our AMC volume, measured in block hours, was lower during the comparative periods. Global’s entitlement share increased from approximately 7% during the three months ended June 30, 2010 to approximately 18% in the same period for 2011, primarily as a result of reforms made to the calculation of entitlement in the fiscal year 2011 AMC contract, that give entitlement to carriers based on the number of missions they have operated in previous years. As a result of these changes, we have more AMC entitlement than any other air carrier in the program. Because our own share of the Alliance Team’s entitlement increased, our AMC commission expense decreased approximately $7.3 million or 55%, during the three months ended June 30, 2011 compared to the same period in 2010.

Change in Mix of Flying.  In the second quarter 2010, the AMC required very high levels of B747 freighter capacity in order to transport M-ATV’s to support operations in Afghanistan. The capacity of the primary B747 operator in the Alliance Team was insufficient to meet this demand, and as a result, World was able to operate several of these missions. This military demand has not recurred in 2011. By the end of the second quarter of 2011, World ultimately had placed all of its available B747 commercial capacity with various European, Middle Eastern and Far Eastern cargo airlines.

Schedule Reliability Penalties.  The AMC fiscal year 2011 contract included new and increased requirements for on-time performance. North American did not meet these increased requirements for the three months ended March 31, 2011, and was in last-use status for flights scheduled during a portion of April and May 2011. As a result, we estimate North American lost missions that would have accounted for $9.3 million of revenue.

Fleet Changes.  World grew its B747-400 freighter fleet to four aircraft in the second quarter of 2011 compared with two aircraft in the second quarter of 2010. By the end of the second quarter of 2011, the capacity of these aircraft ultimately was sold under ACMI contracts to commercial customers. World also retired its fleet of DC-10’s, and added one MD-11 during the first quarter of 2011 to partially offset the reduced passenger aircraft capacity.

Military Rates per Block Hour.  The AMC reduced the non-fuel rates it pays its operators per mile in its fiscal year 2011.  This change was based on its determination that the weighted average costs of its operators had declined.  We estimate the effect of these rate reductions on revenue in the second quarter 2011 to be approximately $13 million, compared to the revenue we would have received if the AMC fiscal year 2010 rates were still in effect.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 34% higher for the three months ended June 30, 2011. The majority of our fuel expenses is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense line item.

Comparison of the Three Months Ended June 30, 2011 and 2010

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the three months ended June 30, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended June 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$191,651	$70,789	$—	$262,440
Intersegment revenues	193	—	7,851	8,044
Depreciation and amortization	14,366	8,270	—	22,636
Total operating expenses	196,956	78,369	(630)	274,695
Operating income (loss)	(5,305)	(7,580)	630	(12,255)
Interest income	291	86	35	412
Interest expense	(9,615)	(2,571)	(79)	(12,265)
Loss on investment	—	—	(1)	(1)
Income tax benefit	(4,962)	(3,599)	(965)	(9,526)

	Three Months Ended June 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$204,448	$87,552	$—	$292,000
Intersegment revenues	207	—	6,296	6,503
Depreciation and amortization	12,466	6,458	177	19,101
Total operating expenses	194,871	83,010	1,061	278,942
Operating income	9,577	4,542	(1,061)	13,058
Interest income	502	143	1	646
Interest expense	(7,892)	(3,676)	(255)	(11,823)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Loss on investment	—	—	(89)	(89)
Income tax expense (benefit)	1,504	624	(1,814)	314

The following table sets forth selected key metrics by segment:

	Three Months Ended June 30
	2011	2010
World
Military passenger block hours	5,300	6,402
Military cargo block hours	924	1,873
Commercial cargo block hours	8,319	6,202
Commercial passenger block hours	106	790
Non-revenue block hours	206	187
Total block hours	14,855	15,454
Non-ACMI block hours(1)	6,916	8,878
Non-ACMI departures(2)	1,246	1,614
Total departures	2,739	2,679
Weighted average fuel price per gallon	$3.37	$2.49
Number of aircraft in fleet, end of period	20.0	20.0
Average aircraft in revenue service	18.3	17.9
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.9	9.5

North American
Military passenger block hours	4,354	5,463
Commercial passenger block hours	1,218	634
Non-revenue block hours	106	33
Total block hours	5,678	6,130
Non-ACMI block hours(1)	4,576	5,711
Non-ACMI departures(2)	899	1,035
Total departures	1,251	1,163
Weighted average fuel price per gallon	$3.33	2.50
Number of aircraft in fleet, end of period	9.0	10.0
Average aircraft in revenue service	7.5	8.2
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.4	8.2

(1)             Non-ACMI block hours refer to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)             Non-ACMI departures refer to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Three Months Ended June 30, 2011 and 2010

Operating Revenues

Total operating revenues for the three months ended June 30, 2011 decreased $29.6 million, or 10%, to $262.4 million, compared to $292.0 million for the three months ended June 30, 2010.

Military Passenger Revenue. Military passenger revenue for the three months ended June 30, 2011 decreased $24.3 million, or 12%, to $185.3 million, compared to $209.6 million for the three months ended June 30, 2010.

World declined $6.5 million, or 5%, primarily due to a 17% decrease in AMC passenger block hours flown during the comparative periods due to lower military demand for large wide-body passenger aircraft and the greater requirement for the medium wide-body aircraft. This was partially offset by a 15% increase in the revenue per block hour paid by the AMC. This increase was mainly due to a 34% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparable periods.  This increase was partially offset by the lower contracted non-fuel rate paid by the AMC.

North American declined $17.8 million, or 27%, primarily due to a 20% decrease in AMC passenger block hours flown during the comparative periods. The decrease was principally due to the reduction in entitlement and partially as a result of penalties imposed during a portion of the second quarter of 2011 due to not meeting certain operational performance metrics, and the lack of available medium wide-body capacity at North American available to operate our entitled missions. The decline in AMC passenger block hours was partially offset by a 33% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparable periods.

Military Cargo Revenue. Military cargo revenue for the three months ended June 30, 2011 decreased $18.7 million, or 52%, to $17.3 million, compared to $36.0 million for the three months ended June 30, 2010.

World accounted for all of the decrease as North American does not operate freighter aircraft.  World experienced a 51% decrease in military cargo block hours flown during the comparable periods due to strong demand for our B747 freighters for transportation of M-ATV’s to Afghanistan during the quarter ended June 30, 2010 which did not recur during the quarter ended June 30, 2011. The decline in AMC cargo block hours was partially offset by a 35% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs.  A decrease in the AMC non-fuel contracted rate paid per block hour also negatively impacted World.

Commercial Cargo Revenue. Commercial cargo revenue for the three months ended June 30, 2011 increased $14.4 million, or 42%, to $48.3 million, compared to $33.9 million for the three months ended June 30, 2010.

World accounted for all of the increase as North American does not operate freighter aircraft. World increased  primarily due to a 34% increase in commercial cargo block hours flown during the comparable periods. This increase in block hours reflects the addition of two B747-400 aircraft during the first quarter of 2011, that were available for revenue service during the entire second quarter of 2011. However, we continue to underutilize our larger commercial cargo fleet. The average revenue per block hour paid increased 6% due to the increased mix of B747-400 flying.

Commercial Passenger Revenue. Commercial passenger revenue for the three months ended June 30, 2011 decreased $2.5 million, or 23%, to $8.5 million, compared to $11.0 million for the three months ended June 30, 2010.

World commercial passenger revenue decreased $3.3 million, or 53%, primarily due to an 87% decrease in the commercial passenger block hours flown during the comparative periods. This decrease was mainly due to a significant ACMI contract that ended in May 2010. The decrease in block hours was partially offset by an improvement in the rate paid per block hour due to the increase in mix of full service flying versus ACMI passenger.

The decrease at World was partially offset by an increase in North American’s commercial passenger revenue which increased by $0.8 million, or 16%, during the comparable periods, primarily due to a 92% increase in block hours flown during the comparative periods, substantially offset by a lower rate per block hour paid due to an increase in ACMI block hours.

Other Revenue. Other revenue for the three months ended June 30, 2011 increased $1.5 million, or 100%, to $3.0 million, compared to $1.5 million for the three months ended June 30, 2010. World accounted for the majority of the increase primarily due to an increase in rebill revenue from ACMI flights during the comparative quarterly periods.

Operating Expenses

Total operating expenses for the three months ended June 30, 2011 decreased $4.2 million, or 2%, to $274.7 million, compared to $278.9 million for the three months ended June 30, 2010.

Aircraft Fuel. Aircraft fuel expense for the three months ended June 30, 2011 increased $2.5 million, or 3%, to $78.7 million, as compared to $76.2 million for the three months ended June 30, 2010. Fuel expense increased at both airlines due to an overall 34% increase in the average price of fuel per gallon, partially offset by an overall 5% decrease in block hours flown. Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military and the majority of our commercial customers reimburse us for our fuel costs.

Aircraft Rentals. Aircraft rentals expense for the three months ended June 30, 2011 decreased $1.7 million, or 4%, to $37.6 million, compared to $39.3 million for the three months ended June 30, 2010. The decrease was mainly driven by a decline in supplemental rent deposits paid. This was partially offset by an increase at World mainly due to the increase in B747 aircraft operated from two to four, offset by the reduction of three DC-10 aircraft and one B757 aircraft operated at North American.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the three months ended June 30, 2011 increased $7.7 million, or 25%, to $39.1 million, compared to $31.4 million for the three months ended June 30, 2010. World’s maintenance, materials and repairs expense increased primarily due to the reversal of $4.6 million in maintenance expense due to a revised engine overhaul strategy during the second quarter of 2010, which did not recur during the second quarter of 2011. In addition, World experienced an increase in component repairs, parts, power-by-the-hour agreements, and freight for maintenance during the comparative periods. North American maintenance, materials and repairs expense increased $2.8 million, or 28%, primarily due to an increase in non-capitalized c-checks during the comparative periods.

Flight Operations. Flight operations expense increased $3.0 million, or 12%, to $29.0 million during the three months ended June 30, 2011 as compared to $26.0 million for the corresponding period in 2010 as a result of increased pilot headcount, related pilot pay per the collective bargaining agreement, higher benefit costs and pilot training at World associated with the growth of its MD-11 and B747 fleets. This was partially offset by a 4% decrease in total block hours flown. North American’s flight operations expense increased 4% due to higher pilot pay per the collective bargaining agreement and higher benefit costs, partially offset by a 7% decrease in total block hours flown.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the three months ended June 30, 2011 decreased $3.4 million, or 16%, to $18.5 million, compared to $21.9 million for the three months ended June 30, 2010. This decrease was primarily due to a 19% reduction in non-ACMI departures.

Passenger Services. Passenger services expense for the three months ended June 30, 2011 decreased $2.5 million, or 13%, to $16.3 million, compared to $18.8 million for the three months ended June 30, 2010. This decrease was primarily due to 19% reduction in non-ACMI departures and a related reduction in flight attendant expense due to lower headcount associated with the reduction in military passenger block hours.

Crew Positioning. Crew positioning expense for the three months ended June 30, 2011 remained consistent at $14.9 million, compared to $14.8 million for the three months ended June 30, 2010. World and North American’s crew positioning expense increased marginally, mainly due to an increase in travel costs per non-ACMI departure and increased travel costs incurred by World and North American associated with commercial passenger and cargo contracts, mostly offset by a 19% decline in non-ACMI departures.

Selling and Marketing. Selling and marketing expense for the three months ended June 30, 2011 decreased $8.0 million, or 54%, to $6.8 million, compared to $14.8 million for the three months ended June 30, 2010. Selling and marketing expense decreased due to decreased commissions paid to our Alliance team as a result of an overall 18% decrease in military revenue recorded by World and North American as well as a reduction in commission rates paid during the comparative periods.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2011 increased $3.5 million, or 18%, to $22.6 million compared to $19.1 million for the three months ended June 30, 2010.

World and North American depreciation and amortization expense increased $1.8 million and $1.7 million, respectively, due primarily to a cumulative increase in the engine overhauls, certain scheduled airframe heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives during the comparative periods. World had 25 capitalized engine overhauls in 2011 compared to 23 in 2010. North American had three capitalized heavy c-checks in 2011 compared to two in the second quarter of 2010.  In addition, the average cost of the maintenance event at North American increased.

General and Administrative. General and administrative expense for the three months ended June 30, 2011 decreased $6.8 million, or 46%, to $7.9 million, compared to $14.7 million for the three months ended June 30, 2010. The decrease is primarily due to lower expected incentive payout obligations, litigation reserves, and legal and professional services during the comparative quarters.

Asset Impairment and Aircraft Retirements. We recorded $0.1 million of asset impairment and aircraft retirement expense for the three months ended June 30, 2011 related to the retirement of our World DC-10 fleet. There were no asset impairment and aircraft retirements recorded for the three months ended June 30, 2010.

Other Expenses. Other expenses for the three months ended June 30, 2011 increased $1.3 million, or 68%, to $3.2 million, compared to $1.9 million for the three months ended June 30, 2010. This increase was primarily due to increased subservice events and related costs.

Operating Income (Loss)

Operating income (loss) for the three months ended June 30, 2011 decreased $25.4 million to an operating loss of $12.3 million, compared to a $13.1 million operating profit for the three months ended June 30, 2010. Total operating revenue was down $29.6 million, or 10%. At the same time, total operating expense decreased by $4.2 million, or 2%. Total operating margin declined from 4.5% operating margin for the three months ended June 30, 2010 to a 4.7% operating deficit for the three months ended June 30, 2011. This is primarily due to lower non-fuel AMC rates and block hours operated and underutilized available ACMI cargo capacity in the second quarter of 2011 as compared to the corresponding period in 2010.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended June 30, 2011 increased slightly to $12.3 million for the three months ended June 30, 2011 as compared to $11.8 million for the corresponding period in 2010.

Income Taxes

During the three months ended June 30, 2011, we recorded an income tax benefit of $9.5 million which resulted in an effective tax rate of 39.2%. Our effective tax rate differed from the expected tax rate primarily due to projected nondeductible expenses, such as crewmember meals and per diems. In addition, during the three months ended June 30, 2011, we realized a $0.9 million non-recurring tax benefit for a deduction of previously capitalized costs. Also included in this amount is an accrual for additional interest for uncertain tax positions of $0.1 million. There were no other changes to our uncertain tax positions during the three months ended June 30, 2011.

During the three months ended June 30, 2010, the amount of nondeductible expenses, such as meals and entertainment, were disproportionate in comparison to pre-tax book income and, as a result, significantly affected our effective tax rate. Additionally, certain state deferred tax assets are subject to a valuation allowance. As a result, we recorded income tax expense of $0.3 million for the three months ended June 30, 2010, resulting in an effective tax rate of 33.3%. Included in this amount is an accrual for additional interest for uncertain tax positions of $0.3 million. There were no other changes to our uncertain tax positions during the three months ended June 30, 2010.

Net Loss

Net loss for the three months ended June 30, 2011 was $14.8 million, compared to net income of $0.6 million for the three months ended June 30, 2010, a decrease of $15.4 million primarily due to lower non-fuel AMC rates and block hours operated and underutilized available ACMI cargo capacity in the second quarter of 2011 as compared to the corresponding period in 2010.

Key Factors Affecting Results for the Six Months Ended June 30, 2011

Several factors influenced our results for the six months ended June 30, 2011 and the comparison to the corresponding period in 2010:

Decreased Team Entitlement Share Offset Global Entitlement Share.  Under the AMC contract for its fiscal year 2011, the Alliance Team, for which World and North American are the primary flyers, is entitled to 43% of long-range international expenditures.  During the AMC’s fiscal year 2010, the Alliance Team’s entitlement was 56%.  As a result, our AMC volume, measured in block hours, was lower in the first six months of 2011 compared to the first six months of 2010. Global’s entitlement share increased from approximately 7% during the six months ended June 30, 2010 to approximately 18% in the same period for 2011, primarily as a result of reforms made to the calculation of entitlement in the fiscal year 2011 AMC contract, that give entitlement to carriers based on the number of missions they have operated in previous years. As a result of these changes, we have more AMC entitlement than any other air carrier in the program. Because our own share of the Alliance Team’s entitlement increased, our AMC commission expense decreased approximately $16.7 million or 59%, during the six months ended June 30, 2011 compared to the same period in 2010.

Change in Mix of Flying.  In the first six months of 2010 the AMC required very high levels of Boeing 747 freighter capacity in order to transport M-ATV’s to support operations in Afghanistan.  The capacity of the primary Boeing 747 operator in the Alliance Team was insufficient to meet this demand, and as a result, World was able to operate several of these missions.  This military demand has not recurred in 2011. By the end of the second quarter of 2011, World ultimately had placed all of its available B747 commercial capacity with various European, Middle Eastern and Far Eastern cargo airlines.

Schedule Reliability Penalties.  The AMC fiscal year 2011 contract included new and increased requirements for on-time performance.  North American did not meet the increased requirements for the three months ended March 31, 2011, and was in last-use status for flights scheduled during a portion of April and May 2011.  As a result, North American is estimated to have lost missions that would have accounted for $9.3 million of revenue.

Fleet Changes.  During the first six months of 2011, World grew its Boeing 747-400 freighter fleet to 4 aircraft compared with 2 aircraft in 2010.  The aircraft were delivered in January and March 2011.  These aircraft were ultimately sold under ACMI contracts to commercial customers by the end of the second quarter in 2011.  World also retired its fleet of McDonnell Douglas DC-10’s, and added one McDonnell Douglas MD-11 to partially offset the reduced passenger aircraft capacity.

Military Rates per Block Hour.  The AMC reduced the non-fuel rates it pays its operators per mile during its fiscal year 2011.  This change was based on its determination that the weighted-average costs of its operators had declined.  We estimate the effect of these rate reductions on revenue in the first six months of 2011 to be $26 million, compared to the revenue we would have received if the AMC’s fiscal year 2010 rates were still in effect.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 30% higher during the comparative periods. The majority of our fuel expense is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense line item.

Comparison of the Six Months Ended June 30, 2011 and 2010

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the six months ended June 30, 2011 and 2010 are set forth below (in thousands):

	Six Months Ended June 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$364,176	$145,898	$—	$510,074
Intersegment revenues	696	27	20,793	21,516
Depreciation and amortization	31,922	18,252	—	50,174
Total operating expenses	383,810	163,299	(563)	546,546
Operating income (loss)	(19,634)	(17,401)	563	(36,472)
Interest income	741	183	35	959
Interest expense	(18,420)	(5,410)	(79)	(23,909)
Loss on investment	—	—	(99)	(99)
Income tax benefit	(12,805)	(8,154)	(205)	(21,164)

	Six Months Ended June 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$417,725	$172,818	$—	$590,543
Intersegment revenues	296	—	14,290	14,586
Depreciation and amortization	24,730	12,612	351	37,693
Total operating expenses	398,219	167,431	563	566,213
Operating income	19,506	5,387	(563)	24,330
Interest income	1,025	648	2	1,675
Interest expense	(15,969)	(7,483)	(168)	(23,620)
Loss on investment	—	—	(1,306)	(1,306)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax expense (benefit)	2,495	(349)	(1,879)	267

The following table sets forth selected key metrics by segment:

	Six Months Ended June 30
	2011	2010
World
Military passenger block hours	10,509	13,015
Military cargo block hours	2,302	4,653
Commercial cargo block hours	15,204	11,222
Commercial passenger block hours	186	1,965
Non-revenue block hours	340	309
Total block hours	28,541	31,164
Non-ACMI block hours(1)	13,947	18,648
Non-ACMI departures(2)	2,545	3,328
Total departures	5,288	5,399
Weighted average fuel price per gallon	$3.17	$2.43
Number of aircraft in fleet, end of period	20.0	20.0
Average aircraft in revenue service	18.0	18.1
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.8	9.5

North American
Military passenger block hours	9,104	11,437
Commercial passenger block hours	2,984	995
Non-revenue block hours	198	178
Total block hours	12,286	12,610
Non-ACMI block hours(1)	9,572	11,915
Non-ACMI departures(2)	1,802	2,178
Total departures	2,518	2,346
Weighted average fuel price per gallon	$3.15	$2.43
Number of aircraft in fleet, end of period	9.0	10.0
Average aircraft in revenue service	7.8	8.1
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.7	8.6

(1)             Non-ACMI block hours refer to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)             Non-ACMI departures refer to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Six Months Ended June 30, 2011 and 2010

Operating Revenues

Total operating revenues for the six months ended June 30, 2011 decreased $80.4 million, or 14%, to $510.1 million, compared to $590.5 million for the six months ended June 30, 2010.

Military Passenger Revenue. Military passenger revenue for the six months ended June 30, 2011 decreased $61.2 million, or 15%, to $358.8 million, compared to $420.0 million for the six months ended June 30, 2010.

World declined $27.3 million, or 11%, primarily due to a 19% decrease in AMC passenger block hours flown during the comparable periods due to lower military demand for large wide-body passenger aircraft and the greater requirement for the medium wide-body aircraft. Also affecting AMC block hours was reduced troop movements particularly into Iraq during the comparative periods. This was partially offset by an 11% increase in the revenue per block hour paid by the AMC. This increase was primarily due to a 30% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparative periods. Partially offsetting the fuel increase was a decline in the non-fuel contracted rate paid by the AMC.

North American declined $33.9 million, or 20%, primarily due to a 20% decrease in AMC passenger block hours flown during the comparable periods. The decrease was principally due to the reduction in entitlement and partially as a result of penalties imposed due to not meeting certain operational performance metrics, and the lack of available medium wide-body capacity at North American available to operate our entitled missions. The decline in AMC passenger block hours was partially offset by a 30% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparative periods.

Military Cargo Revenue. Military cargo revenue for the six months ended June 30, 2011 decreased $46.1 million, or 54%, to $39.9 million, compared to $86.0 million for the six months ended June 30, 2010.

World accounted for all of the decrease as North American does not operate freighter aircraft. Military cargo block hours flown decreased 51% during the comparative periods. The decrease in block hours was mainly due to the strong demand for our B747 freighters during the quarter ended June 30, 2010 for the transportation of M-ATV’s to Afghanistan which did not recur during the corresponding period in 2011. In addition, there was a decline in the non-fuel AMC contracted rate paid per block hour. These decreases were partially offset by a 30% increase in the average price of fuel per gallon, which as recorded as revenue as the AMC reimburses us for fuel costs, during the comparative periods.

Commercial Cargo Revenue. Commercial cargo revenue for the six months ended June 30, 2011 increased $29.9 million, or 50%, to $89.8 million, compared to $59.9 million for the six months ended June 30, 2010.

The increase in revenue, all at World because North American does not operate freighter aircraft, reflects a 34% increase in block hours flown during the comparative periods, reflecting overall improvement in commercial cargo demand in the second quarter of 2011 as compared to the second quarter of 2010. In addition, we had two additional B747 and one additional MD-11 aircraft in revenue service, as well as a more favorable average yield, which led to increased revenue during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. However, we continue to underutilize our larger commercial cargo fleet.

Commercial Passenger Revenue. Commercial passenger revenue for the six months ended June 30, 2011 decreased $4.2 million, or 19%, to $17.4 million, compared to $21.6 million for the six months ended June 30, 2010.

World commercial passenger revenue decreased $10.7 million, or 74%, primarily due to a 91% decrease in the commercial passenger block hours flown during the comparable periods. This decrease was mainly due to a significant ACMI contract that ended in May 2010. The decrease in block hours was partially offset by an improvement in the rate paid per block hour due to an increase in the mix of full service flying versus ACMI passenger.

The decrease at World was offset by a $6.5 million, or 93%, increase in North American’s commercial passenger revenue during the comparable periods primarily due to an increase in block hours from 995 to 2,984 as a result of increased ACMI flying with scheduled service passenger operators.

Other Revenue. Other revenue for the six months ended June 30, 2011 increased $1.1 million, or 35%, to $4.2 million, compared to $3.1 million for the six months ended June 30, 2010. World accounted for the majority of the increase primarily due to an increase in rebill revenue from ACMI flights during the comparative six month periods.

Operating Expenses

Total operating expenses for the six months ended June 30, 2011 decreased $19.7 million, or 3%, to $546.5 million, compared to $566.2 million for the six months ended June 30, 2010.

Aircraft Fuel. Aircraft fuel expense for the six months ended June 30, 2011 decreased $4.0 million, or 3%, to $149.1 million, as compared to $153.1 million for the six months ended June 30, 2010.

World aircraft fuel expense decreased $4.9 million, or 4%, mainly as a result of a fewer gallons consumed due to a 25% decrease in non-ACMI block hours flown during the comparable periods. Partially offsetting this decrease was a 30% increase in the price of fuel per gallon.

The decrease at World was partially offset by a $0.9 million, or 2%, increase in North American’s aircraft fuel expense, mainly as a result of a 30% increase in the price of fuel per gallon during the comparative periods, partially offset by a decrease in fuel gallons consumed driven by a 20% decrease in non-ACMI block hours flown.

Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military and the majority of our commercial customers reimburses us for our fuel costs.

Aircraft Rentals. Aircraft rentals expense for the six months ended June 30, 2011 decreased $3.6 million, or 5%, to $74.8 million, compared to $78.4 million for the six months ended June 30, 2010. Both World and North American experienced a decline in supplemental rent deposits paid.  Partially offsetting this is an increase at World mainly due to the increase in B747 aircraft operated from two to four, offset by the reduction of three DC-10 aircraft and one B757 aircraft operated at North American.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the six months ended June 30, 2011 increased $6.1 million, or 9%, to $72.8 million, compared to $66.7 million for the six months ended June 30, 2010.

World’s maintenance, materials and repairs expense increased $1.3 million. World’s maintenance, materials and repairs expense increased primarily due to the reversal of $4.6 million in maintenance expense due to a revised engine overhaul strategy during the second quarter of 2010, which did not recur during the second quarter of 2011. In addition, World experienced an increase in component repairs, parts, and freight associated with maintenance events.

North American maintenance, materials and repairs expense increased $4.8 million, primarily due to an increase in time-driven maintenance expense such as component repairs, parts and power-by-the-hour agreements. Also, North American experienced an increase in their overtime maintenance labor.

Flight Operations. Flight operations expense increased $3.5 million, or 7%, to $56.3 million, during the six months ended June 30, 2011 as compared to $52.8 million for the corresponding period in 2010 as a result of increased pilot pay per the collective bargaining agreement, higher benefit costs and pilot training at World associated with the growth of its MD-11 and B747 fleets.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the six months ended June 30, 2011 decreased $7.4 million, or 16%, to $38.8 million, compared to $46.2 million for the six months ended June 30, 2010.

The decrease in aircraft and traffic servicing expense was primarily attributable to World which decreased $5.1 million mainly as a result of its 24% decrease in non-ACMI departures partially offset by an increase in our average ground operations expense per non-ACMI departure due to an increase in the departure costs from the mix of higher cost cities operated into during the comparative periods. North American also declined due to a 17% decrease in non-ACMI departures.

Passenger Services. Passenger services expense for the six months ended June 30, 2011 decreased $6.8 million, or 17%, to $32.4 million, compared to $39.2 million for the six months ended June 30, 2010. World and North American’s passenger services expense decreased predominately due to an 18% decrease in non-ACMI departures and the related reduction in flight attendant expense associated with lower headcount associated with the reduction in military passenger block hours.

Crew Positioning. Crew positioning expense for the six months ended June 30, 2011 decreased $0.7 million, or 2%, to $28.4 million, compared to $29.1 million for the six months ended June 30, 2010. World and North American’s crew positioning expense decreased marginally, mainly due to a 21% decline in non-ACMI departures substantially offset by higher travel costs per non-ACMI departure and travel costs incurred by World and North American associated with commercial passenger and cargo contracts.

Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2011 decreased $17.4 million, or 56%, to $13.4 million, compared to $30.8 million for the six months ended June 30, 2010. This decrease was due to a 21% decline in military revenue as well as a reduction in commission rates paid during the comparative periods.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2011 increased $12.5 million, or 33%, to $50.2 million compared to $37.7 million for the six months ended June 30, 2010.

World and North American depreciation and amortization expense increased $7.2 million and $5.7 million, respectively, due primarily to accelerated depreciation and amortization associated with the retirement of World’s DC-10 fleet, a cumulative increase in the engine overhauls, certain scheduled airframe heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives during the comparative periods. At North American, at the end of the 2011 period, there were three capitalized heavy c-checks compared to two in 2010.  At World, there were capitalized engine overhauls increased from 23 to 25 during the comparative periods.

General and Administrative. General and administrative expense for the six months ended June 30, 2011 decreased $2.6 million, or 9%, to $24.9 million, compared to $27.5 million for the six months ended June 30, 2010. The increase is primarily due to a decrease in incentive payout obligations, legal and accounting fees, and non-cash stock-based compensation, partially offset by an increase in litigation reserves.

Asset Impairment and Aircraft Retirements. We recorded $0.3 million of asset impairment and aircraft retirement expense for the six months ended June 30, 2011 related to the retirement of our World DC-10 fleet. There were no asset impairment and aircraft retirements recorded for the six months ended June 30, 2010.

Other Expenses. Other expenses for the six months ended June 30, 2011 increased $0.5 million, or 11%, to $5.2 million, compared to $4.7 million for the six months ended June 30, 2010. This increase was primarily due to increased subservice events and related costs.

Operating Income (Loss)

Operating income (loss) for the six months ended June 30, 2011 decreased $60.8 million to an operating loss of $36.5 million, compared to a $24.3 million operating profit for the six months ended June 30, 2010. Total operating revenue was down $80.4 million, or 14%. At the same time, total operating expense decreased by $19.7 million, or 3%. Total operating margin decreased from a 4.1% operating margin for the six months ended June 30, 2010 to a 7.2% operating deficit for the six months ended June 30, 2011. This was primarily due to lower non-fuel AMC rates and block hours operated and underutilized available ACMI cargo capacity during the comparative periods.

Other Income (Expense)

Interest Expense. Interest expense for the six months ended June 30, 2011 remained fairly flat at $23.9 million for the six months ended June 30, 2011 as compared to $23.6 million for the corresponding period in 2010.

Loss on Debt Extinguishment.  We recorded a loss on debt extinguishment of $1.2 million during the six months ended June 30, 2010.  There was no debt extinguishment during the six months ended June 30, 2011.

Loss on Investment. We recorded a loss on investment of $0.1 million and $1.3 million, for the six months ended June 30, 2011 and 2010, respectively, primarily related to legal fees in connection with the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust.

Income Taxes

During the six months ended June 30, 2011, we recorded an income tax benefit of $21.2 million which resulted in an effective tax rate of 35.3%. Our effective tax rate differed from the expected tax rate primarily due to projected nondeductible expenses, such as crewmember meals and per diems. In addition, during the six months ended June 30, 2011, we realized a $0.9 million non-recurring tax benefit for a deduction of previously capitalized costs. Also included in this amount is an accrual for additional interest for uncertain tax positions of $0.3 million. There were no other changes to our uncertain tax positions during the six months ended June 30, 2011.

During the six months ended June 30, 2010, we recorded income tax expense of $0.3 million, which resulted in an effective tax rate of 59.3%. Our effective tax rate was significantly impacted by nondeductible expenses, such as crewmember meals and per diems, which were disproportionate in comparison to our pre-tax book loss. Also included in this amount is an accrual for additional interest for uncertain tax positions of $0.4 million. There were no other changes to our uncertain tax positions during the quarter ended June 30, 2010.

Net Loss

Net loss for the six months ended June 30, 2011 was $38.8 million, compared to net income of $0.2 million for the six months ended June 30, 2010, a decrease of $39.0 million primarily due to lower non-fuel AMC rates and block hours operated and underutilized available ACMI cargo capacity in the first six months of 2011 as compared to the corresponding period in 2010.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity. As of June 30, 2011, we had unrestricted cash and cash equivalents of $50.7 million. We do not have a revolving credit facility and there are no funds available through other unused financing options. During the first six months of 2011 a decline in non-fuel AMC rates and entitlement for 2011, our capital expenditure requirements and a decline in anticipated commercial cargo block hours had a negative impact on our liquidity and financial position.  We are evaluating our capital structure options, have negotiated extended payment terms with certain key vendors, and are implementing a series of cost-reduction programs in order to improve our cash position. These are more fully described below. We may also seek additional sources of liquidity including, but not limited to, asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination of these. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans on terms acceptable to us, or at all.

The agreements governing our First Lien Notes and New Second Lien Loan require us to meet a minimum consolidated net cash flow covenant on a quarterly basis. In March 2011, we entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum consolidated net cash flow covenant. We are in compliance with this amended covenant as of June 30, 2011; however, would have been in violation under the original calculation. Given the decline in AMC rates and entitlement for 2011, capital expenditure requirements, and a decline in anticipated commercial cargo block hours, we anticipate that we will likely not be in compliance with this covenant when we finalize our third quarter of 2011 covenant calculation unless we reach agreement on an amendment or obtain a waiver of this financial covenant. Accordingly, we have classified the First Lien Notes and New Second Lien Loan as a current liability in the accompanying unaudited condensed balance sheet as of June 30, 2011. Management has a business plan to achieve compliance with the minimum consolidated net cash flow covenant in 2012. However, to meet this business plan, we must accomplish the following in the near-term, including but not limited to: (i) reach an agreement with, or obtain a waiver from, our first and second lien holders providing us near-term covenant relief, (ii) reduce annual aircraft lease expense by restructuring our above-market leases to near-market rates, and (iii) reduce other internal costs through overhead and operating cost-cutting initiatives. We estimate total annualized cost reductions of approximately $30 million. We are currently in negotiations with our aircraft lessors, are finalizing internal cost-cutting initiatives, and believe we will be successful in obtaining covenant relief. If we are able to achieve the aforementioned goals, we believe cash generated from operations, or through the timing of cash outflows, and existing cash balances will be sufficient to meet our operating requirements and other obligations over the next 12 months based on our current operating plan. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans at terms acceptable to us or at all.

Cash Flow from Operating Activities. During the six months ended June 30, 2011, net cash provided by operating activities was $12.3 million. The following non-cash items were positive adjustments to reconcile net loss of $38.8 million to net cash provided by operating activities: $50.2 million in depreciation and amortization, $5.5 million in amortization of loan costs and debt discount, $3.3 million in stock-based compensation, $2.4 million in non-cash interest, $0.3 million in aircraft retirement, $0.2 million in loss on sale of equipment and $0.1 million in loss on investment. Non-cash deferred income taxes of $21.7 million negatively adjusted the net loss. Changes in operating assets and liabilities also provided net cash of $10.8 million. Sources of cash due to changes in operating assets and liabilities were: $35.9 million in accounts payable, $11.4 million in other current assets, $4.9 million in other liabilities, and $1.3 million in other assets. Uses of cash due to changes in operating assets and liabilities were: $20.8 million in accounts receivable, net, $9.6 million in maintenance reserve deposits, $8.4 million in accrued compensation and benefits, $3.1 million in accrued expenses and $0.8 million in inventories.

Despite lower operating revenue, accounts receivable increased due to an increase in days’ sales outstanding for AMC missions operated. Prepaid and other current assets decreased due to receipt of maintenance reserve reimbursements from the aircraft lessors. Other current liabilities decreased primarily due to lower accrued maintenance costs and timing of interest expense accrual. Accounts payable increased due to an increase in days’

payables outstanding and the receipt of fuel and engine overhaul invoices previously accrued for. The increase in accounts payable is mainly as a result of extended payment terms negotiated with certain key vendors.

During the six months ended June 30, 2010, net cash provided by operating activities was $47.6 million. The following non-cash items were positive adjustments to reconcile net income of $0.2 million to net cash provided by operating activities: $37.7 million in depreciation and amortization, $4.9 million in amortization of loan costs and debt discount, $2.5 million in stock-based compensation, $1.3 million in loss on investment, $1.2 million in loss on debt extinguishment, $2.2 million in non-cash interest, and $0.5 million in loss on sale of equipment. Non-cash deferred income taxes of $0.3 million negatively adjusted net income.  Changes in operating assets and liabilities also used net cash of $2.7 million. Sources of cash due to changes in operating assets and liabilities were: $10.2 million in accounts payable, $16.3 million in other accrued expenses and current liabilities, and $8.4 million in other liabilities and other assets. Uses of cash due to changes in operating assets and liabilities were: $21.5 million in accounts receivable, net, $6.2 million in maintenance reserve deposits, $4.0 million in other current assets, $3.4 million in air traffic liabilities and accrued flight expense, and $2.5 million in accrued compensation and benefits. The continued strong AMC demand and improved utilization of the Company’s aircraft and yields contracted in commercial contracts resulted in an increase in cash provided by operating activities.

Cash Flow from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2011 and 2010 were $31.0 million and $26.4 million, respectively, consisting primarily of capitalized engine maintenance events and the purchase of rotable parts. The increase in capital expenditures is mainly the result of the timing of scheduled engine maintenance events during the six months ended June 30, 2011 compared to the same period in 2010.

Cash Flow from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2011, was $5.1 million, consisting of $1.3 million in payments on long-term debt and $3.8 million in payment of costs related to amending our First Lien Notes and New Second Lien Loan Agreements.

Net cash used in financing activities for the six months ended June 30, 2010, was $20.1 million, consisting of $18.8 million in principal payments on long-term debt and $1.2 million in payment of costs related to issuance and repurchase of debt.

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

We anticipate incurring an increase in capital expenditures during the year ended December 31, 2011, as compared to the same period in 2010 as the result of the timing of schedule maintenance events, mainly engine overhauls at World.  We anticipate capital expenditures to be approximately $64 million during fiscal year 2011 of which approximately $41 million will be funded from maintenance deposits previously paid to aircraft lessors.

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

Pursuant to the terms of the First Lien Notes, on June 30, 2011, we made a semiannual offer to repurchase $10.0 million of First Lien Notes at par plus accrued interest.  We purchased a total of $10.0 million in principal of First Lien Notes in addition to $0.7 million in interest on August 3, 2011 pursuant to this offer.

The agreements governing the First Lien Notes and New Second Lien Loan require we meet a minimum consolidated net cash flow covenant on a quarterly basis. In March 2011, the Company entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum consolidated net cash flow covenant. As of June 30, 2011, we are in compliance with this amended covenant.  Given the decline in AMC rates and entitlement for 2011, capital expenditure requirements, and a decline in anticipated commercial cargo block hours, we anticipate that we will likely not be in compliance with this covenant when we finalize our third quarter of 2011 covenant calculation unless we reach agreement on an amendment or obtain a waiver of this financial covenant. Accordingly, we have classified the First Lien Notes and New Second Lien Loan as a current liability in the accompanying unaudited condensed balance sheet. As mentioned above, we have developed a business plan based on near-term covenant relief from our first and second lien holders that includes approximately $30 million in annual cost reductions by lowering aircraft rental expense, and reducing other internal costs. We are currently in negotiations with our aircraft lessors, are finalizing internal cost-cutting initiatives, and believe we will be successful in obtaining covenant relief. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans at terms acceptable to us, or at all.

The indenture governing the First Lien Notes provides a 30-day grace period for the payment of interest before the holders have the right to accelerate the First Lien Notes or exercise other remedies in accordance with the indenture. We expect to use this grace period and defer the interest payment on the First Lien Notes scheduled for August 15, 2011 while we seek covenant relief from the holders of the First Lien Notes. As of the date of this filing, we currently have sufficient cash and cash equivalents on hand to fund the interest payment scheduled for August 15, 2011.

Commitments and Contractual Obligations

Debt and Operating Lease Cash Payment Obligations. We acquire our aircraft with operating leases and consequently do not include assets and liabilities (other than maintenance reserves) associated with operating leases in our consolidated balance sheets. The following table summarizes our material contractual obligations and commitments and their currently scheduled impact on liquidity and cash flows as of June 30, 2011. The following information is shown in thousands.

	Cash Payments Currently Scheduled
	2011	2012	2013	2014	2015	After 2015

Current and long-term debt	$11,140	$20,416	$129,464	$73,052	$—	$—
Cash interest payments on current and long-term debt	16,001	30,310	28,095	14,268	—	—
Payment-in-kind interest	—	—	—	22,143	—	—
Total debt payments	27,141	50,726	157,559	109,463	—	—
Operating leases(1)	74,313	128,761	107,203	57,552	40,980	68,538
Accrued post-retirement benefits(2)	195	439	585	714	790	4,943
	$101,649	$179,926	$265,347	$167,729	$41,770	$73,481

(1)             Amounts reflect fixed lease payments and do not include potential additional contingent aircraft lease payments based on the net income of World pursuant to a lease expiring in 2012.

(2)             Amounts reflect our expected contributions to the post-retirement health care benefit plan for certain World employees.

The above table does not include the potential acceleration of any long-term debt classified as current as of June 30, 2011. Amounts include scheduled interest payments. Interest on our Second Lien Loan is payable in cash at an annual rate of 12% and additional interest is payable in kind as additional Second Lien Loan amount at an annual rate of 6%. The interest payable in kind is reflected in the table above at maturity, with cash interest on the additional loan amount reflected when due.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this report.

We did not identify any material weaknesses as of June 30, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by us of the performance of ATA under that lease. The plaintiff is seeking (a) approximately $333,000 plus interest on the lease; (b) the greater of (i) $35 million (the liquidated damage provision in the lease) or (ii) the current market value of the aircraft; and (c) interest, attorneys’ fees and costs. On April 15, 2011, the Court ruled on the plaintiff’s summary judgment motion (i) finding the liquidated damages provision in the lease to be unreasonable and unenforceable, (ii) finding Global liable under the guarantee and dismissing Global’s affirmative defenses to liability under the guarantee, and (iii) ordering the parties to proceed to a damages trial to be calculated in accordance with New York law. Given the Court’s ruling on the liquidated damage provision in the lease, plaintiff is seeking to recover damages for (a) the failure to satisfy aircraft return conditions in the lease, (b) accrued and unpaid rent as of the date of the breach, (c) the present value of the total rent remaining on the lease less the present value as of the same date of the market rent of the aircraft, (d) incidental damages and (e) prejudgment interest. The damages trial began on July 18, 2011 and is expected to conclude in mid-August 2011. The final outcome of the litigation cannot be predicted and is dependent upon many factors beyond our control. We anticipate a ruling from the court during the fourth quarter of 2011. The Company has accrued its best estimate of liability of this lawsuit. If the Court awards damages materially higher than our accrued estimate, it could have a material negative impact on our financial condition or results of operations. See Note 9 to our condensed consolidated financial statements included in this report.

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

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded ATA 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011.  On January 25, 2011, the trial court entered a judgment in the amount of $71.3 million.  On February 16, 2011, FedEx filed its Notice of Appeal.  ATA has filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 Claim for $28.0 million and increasing the prejudgment interest). The parties are currently briefing their respective appeals with the Seventh Circuit Court of Appeals. The ATA bankruptcy estate trust anticipates the Seventh Circuit to render its decision in the first or second quarter of 2012.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K filed on March 29, 2011, which could materially affect our business, financial condition or future results, should be carefully considered. There have not been any material changes during the six months ended June 30, 2011 from the Risk Factors disclosed in the aforementioned Form 10-K other than as set forth below.

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

Continued participation by World and North American on the Alliance team is subject to significant risks. The formation of competing teaming arrangements, an increase by carriers from other teams in their commitment of aircraft to the CRAF program and the withdrawal of, or failure to renew a future teaming agreement with, any of the Alliance team’s current partners could materially and adversely affect the amount of our AMC business. There has been and continues to be significant consolidation in the air carrier industry. As a result of consolidation, we expect some air carriers may choose to join other teams. As a result of these changes, the Alliance team’s total share of entitlement points under the AMC international program will decrease for government fiscal year 2011 and 2012. In addition, if any Alliance team member were to cease or restructure its operations or dispose of aircraft previously pledged to the CRAF program, the number of aircraft pledged to the CRAF program by the Alliance team could be reduced. Any of these developments could reduce the number of points allocated to the Alliance team and the Alliance team’s allocation of AMC business to us would likely decrease. If the military substantially reduces the amount of business it awards the Alliance team or if the Alliance team reduces the military missions it awards to us, we may not be able to replace the lost business and our business, financial condition and results of operations could be materially and adversely affected.

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

Given the decline in AMC rates and entitlement for 2011, capital expenditure requirements, and a decline in anticipated commercial cargo block hours, we anticipate we will likely not be in compliance with the minimum consolidated net cash flow covenant under our First Lien Notes and New Second Lien Loan when we finalize our third quarter of 2011 covenant calculation unless we obtain covenant relief. We plan to seek near-term covenant relief from the holders of our First Lien Notes and New Second Lien Loan. The terms of covenant relief, if available, may place additional restrictions on us or otherwise be unfavorable. We cannot assure you that we will be able to obtain the requested or any additional covenant relief, if required, in the future.  In addition, any failure to comply with the restrictions in any agreement governing our indebtedness may result in an event of default under those agreements. Such default may allow our creditors to accelerate our obligations under such indebtedness and such acceleration may trigger cross-acceleration or cross-default provisions in other debt or leases. Our assets and cash flow may not be sufficient to fully repay amounts outstanding under our debt instruments, either upon maturity or, if accelerated, upon an event of default.

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

GLOBAL AVIATION HOLDINGS INC. (REGISTRANT)

Date: August 15, 2011	By:	/s/ Robert R. Binns
Robert R. Binns Chief Executive Officer

Date: August 15, 2011	By:	/s/ William A. Garrett
William A. Garrett Executive Vice President and Chief Financial Officer