Form 10-Q
period 2011-09-30
Global Aviation Holdings Inc.
filed 2011-11-14
CIK 1397867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011 the number of shares of $0.0001 par value common stock outstanding was 26,834,081.

GLOBAL AVIATION HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,031	$74,543
Accounts receivables, net of allowance for doubtful accounts of: 2011—$635; and 2010—$442	33,253	30,162
Inventories, net	12,269	15,645
Maintenance reserve deposits	31,200	60,217
Deferred tax assets, net	18,767	18,362
Prepaid expenses and other current assets	44,654	81,599
Total current assets	158,174	280,528
Property and equipment:
Flight equipment	261,893	228,613
Facilities and ground equipment	19,720	18,726
Gross property and equipment	281,613	247,339
Accumulated depreciation	(142,670)	(105,190)
Net property and equipment	138,943	142,149
Intangible assets:
Military contract intangibles, net of accumulated amortization of: 2011—$104,026; 2010—$85,112	148,156	167,070
Other intangible assets, net of accumulated amortization of 2011 and 2010 - $8,122	4,000	4,000
Total intangible assets	152,156	171,070
Restricted cash	7,878	6,326
Maintenance reserve deposits	83,039	45,342
Deposits and other assets	46,963	44,889
Total assets	$587,153	$690,304

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$26,906	$12,673
Long-term debt	202,988	—
Accounts payable	39,957	15,854
Air traffic liabilities	9,119	7,174
Accrued compensation and benefits	20,902	31,470
Accrued flight expenses	15,095	17,954
Other accrued expenses and current liabilities	78,573	111,955
Total current liabilities	393,540	197,080
Long-term debt, less current maturities and portion classified as current	59	210,785
Deferred tax liabilities, net	42,056	78,995
Other liabilities	37,339	33,357
Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized; no shares issued and outstanding
Common stock, $.0001 par value; authorized 2011 and 2010—400,000,000; issued and outstanding 2011 and 2010—26,834,081 and 26,802,900, respectively	3	3
Warrants	45	1,479
Additional paid-in capital	348,058	342,161
Accumulated deficit	(233,872)	(173,563)
Accumulated other comprehensive income (loss)	(75)	7
Total stockholders’ equity	114,159	170,087
Total liabilities and stockholders’ equity	$587,153	$690,304

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Income per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Operating revenues:
Military passenger	$173,294	$204,499	$532,096	$624,500
Military cargo	21,256	29,511	61,114	115,496
Commercial cargo	47,105	41,559	136,942	101,492
Commercial passenger	11,768	10,054	29,188	31,620
Other	11,645	840	15,802	3,898
Total operating revenues	265,068	286,463	775,142	877,006
Operating expenses:
Aircraft fuel	85,601	71,082	234,719	224,162
Aircraft rentals	34,920	36,534	109,766	114,943
Maintenance, materials and repairs	43,048	42,223	115,839	108,942
Flight operations	27,613	26,958	83,895	79,722
Aircraft and traffic servicing	19,425	21,716	58,270	67,880
Passenger services	16,626	18,349	49,002	57,591
Crew positioning	16,366	14,361	44,722	43,505
Selling and marketing	6,862	13,193	20,230	43,962
Depreciation and amortization	22,715	21,583	72,889	59,276
General and administrative	15,340	13,309	40,224	40,806
Asset impairment and aircraft retirements	—	—	294	—
Other expenses	697	3,320	5,909	8,052
Total operating expenses	289,213	282,628	835,759	848,841
Operating income (loss)	(24,145)	3,835	(60,617)	28,165
Other income (expense):
Interest income	277	650	1,236	2,325
Interest expense	(12,084)	(11,484)	(35,993)	(35,104)
Loss on investment	(501)	(882)	(600)	(2,188)
Loss on debt extinguishment	—	—	—	(1,239)
Other, net	(50)	(1,358)	(503)	(748)
Total other expense	(12,358)	(13,074)	(35,860)	(36,954)
Loss before income tax benefit	(36,503)	(9,239)	(96,477)	(8,789)
Income tax benefit	15,004	2,205	36,168	1,938
Loss available to common stockholders	$(21,499)	$(7,034)	$(60,309)	$(6,851)
Basic loss available to common stockholders per share:
Weighted-average shares outstanding	26,019,901	25,906,300	26,007,001	25,906,300
Loss available to common stockholders per share	$(0.83)	$(0.27)	$(2.32)	$(0.26)
Diluted loss available to common stockholders per share:
Weighted-average shares outstanding	26,019,901	25,906,300	26,007,001	25,906,300
Loss available to common stockholders per share	$(0.83)	$(0.27)	$(2.32)	$(0.26)

See accompanying notes.

Global Aviation Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(60,309)	$(6,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,889	59,276
Amortization of loan costs	4,506	3,212
Amortization of debt discount	3,992	4,052
Asset impairment and aircraft retirements	294	—
Loss on debt extinguishment	—	1,239
Loss on investment	600	2,188
Stock-based compensation expense	4,463	3,939
Deferred income taxes	(37,344)	(2,733)
Non-cash interest	8,418	3,354
Loss on sale of equipment	403	1,934
Changes in operating assets and liabilities:
Accounts receivable, net	(3,091)	9,844
Inventories, net	(810)	—
Maintenance reserve deposits	(8,623)	(1,873)
Other current assets	36,945	(17,327)
Accounts payable	29,059	15,136
Air traffic liabilities and accrued flight expenses	(914)	2,827
Accrued compensation and benefits	(10,568)	2,295
Other accrued expenses and current liabilities	(16,516)	(9,413)
Other liabilities and other assets	(1,549)	10,109
Net cash provided by operating activities	21,845	81,208

Investing activities
Capital expenditures	(63,571)	(42,930)
Proceeds from sale of equipment	152	665
Net cash used in investing activities	(63,419)	(42,265)

Financing activities
Payment of costs related to issuance and repurchase of debt	(3,023)	(3,149)
Payments on long-term debt	(11,915)	(20,660)
Net cash used in financing activities	(14,938)	(23,809)
Net increase (decrease) in cash and cash equivalents	(56,512)	15,134
Cash and cash equivalents at beginning of period	74,543	73,077
Cash and cash equivalents at end of period	$18,031	$88,211

Supplemental disclosure of non-cash activities:
Property and equipment expenditure included in other current liabilities or accounts payable	$9,719	$25,009
Property and equipment expenditure paid directly by aircraft lessors	$8,307	$—
Second Lien Loan amendment fee	$6,000	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Basis of Presentation

Global Aviation Holdings Inc. (Global, and collectively with its wholly-owned subsidiaries, the Company) is a global provider of customized air transport passenger and cargo services, offering a broad range of aircraft types and payloads. The Company offers military, cargo and commercial charter services through its two operating airlines: World Airways, Inc. (World) and North American Airlines, Inc. (North American). World provides long-range passenger and cargo charter and ACMI (Aircraft, Crew, Maintenance and Insurance) air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. North American provides passenger charter and ACMI air transportation serving the U.S. Government, tour operators and other airlines. The Company’s combined fleet consists of the following aircraft types: Boeing 757-200 passenger (B757), Boeing 767-300 passenger (B767), Boeing 747-400 freighter (B747), and McDonnell Douglas MD-11 (MD-11) passenger and freighter. The McDonnell Douglas DC10-30 passenger (DC-10) fleet was retired in January 2011. All active operating aircraft as of September 30, 2011 are leased.

The Company’s wholly-owned subsidiaries are as follows: New ATA Acquisition Inc. (New ATA), New ATA Investment Inc. (New ATA Investment), World Air Holdings, Inc. (World Air Holdings), World, North American, World Risk Solutions, Ltd. (World Risk Solutions), World Airways Parts Company, LLC, Global Shared Services, Inc. and Global Aviation Ventures SPV LLC.

ATA Airlines, Inc. (ATA) was a wholly-owned subsidiary until March 3, 2009. In April 2008, ATA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently discontinued all business operations, terminated the majority of its employees and began conducting an orderly liquidation of its assets. During the year ended December 31, 2009, the Company restructured its senior secured debt and became the primary beneficiary of the ATA bankruptcy estate trust. As a result, during the third quarter of 2009, the Company began consolidating its interest in the ATA bankruptcy estate. The creditors of the ATA bankruptcy estate trust have no recourse to the Company. As of September 30, 2011 and December 31, 2010, the net assets of the ATA bankruptcy estate were $0 million and $0.6 million, respectively. As of September 30, 2011, ATA had wound down the majority of its estate. During the three and nine months ended September 30, 2010, an $0.9 million and $2.2 million, respectively, loss on investment was recorded, as well as during the three and nine months ended September 30, 2011, a $0.5 million and $0.6 million, respectively, loss on investment was recorded, predominately due to legal expenses associated with the bankruptcy estate’s suit filed against FedEx Corporation seeking damages of $94.0 million. See Note 9 regarding a federal jury verdict against FedEx and the award to the ATA bankruptcy estate in the amount of $66.0 million, which is subject to appeal.

Management believes that all adjustments necessary to present fairly the financial position of Global have been included in the accompanying unaudited condensed consolidated financial statements for the periods presented. Such adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in its Form 10-K filed with the Securities and Exchange Commission. During the three months ended June 30, 2011, the Company reversed a $1.2 million accrual for aircraft overfly which related to prior periods.

As of September 30, 2011, the Company had unrestricted cash and cash equivalents of $18.0 million. Slower than anticipated collections during AMC’s fiscal year end lead to lower cash and increased accounts receivable balances as of September 30, 2011. The Company does not have a revolving credit facility and there are no funds available through other unused financing options. During the first nine months of 2011, a decline in non-fuel AMC rates and entitlement for 2011, capital expenditure requirements and a decline in anticipated commercial cargo demand and yields had a negative impact on the Company’s liquidity and financial position. The Company is evaluating its capital restructuring options with its equity sponsor MatlinPatterson ATA Holdings, LLC, an affiliate of MatlinPatterson Global Advisers LLC (MatlinPatterson) and its Second Lien Loan holder, GSO Capital, which include various alternatives including, but not limited to, the issuance of equity and debt for equity swaps. The Company’s ability to generate cash through the capital restructuring options under discussion will significantly depend on its ability to implement its business initiatives and the absence of adverse developments in the appeal of the judgment entered in favor of the ATA bankruptcy estate against FedEx. In addition, the Company has negotiated extended payment terms with certain key vendors, has amended a number of aircraft leases to reduce aircraft lease costs by approximately $3 million, $18 million, and $18 million in 2011, 2012 and 2013, respectively. The Company also expects to achieve approximately $6.1 million in savings associated with restructuring leases of the aircraft scheduled to be returned in 2012. Finally, the Company has completed reductions in overhead personnel cost by approximately $5.2 million on an annualized basis, and is implementing certain additional cost-reduction programs in order to improve its liquidity. In addition to those efforts described above, the Company is seeking additional sources of liquidity including, but not limited to, asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or a combination of these. The Company cannot provide any assurances that it will be successful in accomplishing any of these initiatives on terms acceptable to it, or at all, and a failure to do so could have a material negative impact on its financial condition or results of operations.

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

2. Long-Term Debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

First Lien Notes, 14% interest, net of discount of $4.5 million and $6.3 million, respectively	$144,969	$153,171
Second Lien Loan, 12% interest plus 6% payment-in-kind (PIK) interest, net of discount of $8.8 million and $11.0 million, respectively	84,019	67,215
Promissory Notes with certain lessors, 8% interest	678	2,593
Capital lease, 6% interest	287	479
Total debt	229,953	223,458
Less current maturities of long-term debt	(26,906)	(12,673)
Less long-term debt classified as current	(202,988)	—
Total long-term debt	$59	$210,785

The Company classifies as current maturities of long-term debt the portion of its debt which it expects to pay down within the following 12 months. Future debt principal payments on long-term debt are estimated to be $26.9 million for the next 12 months subsequent to the September 30, 2011 balance sheet date. As of September 30, 2011, as a result of the waivers obtained for September 30, 2011, the Company is in compliance with its debt covenants.

The fair market value of the First Lien Notes and the Second Lien Loan was approximately $103.1 million, and $55.5 million, respectively as of September 30, 2011. The fair market values of both debt instruments were determined based on recent trading activity.

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

On September 29, 2009, the Company entered into a $72.5 million Second Lien Loan that matures in September 2014 and contains a 12% cash interest rate and a 6% PIK interest component. The Second Lien Loan was recorded net of a $7.5 million discount. In addition, the Company issued warrants that were immediately converted into 838,000 shares of common stock. These warrants were issued to the holder of the Second Lien Loan and were recorded as a $7.1 million discount against the Second Lien Loan, for a total discount recorded of $14.6 million. The $7.1 million discount was calculated based on the relative fair value of the warrants to the fair value of the debt issued.

Pursuant to the terms of the First Lien Notes, on June 30, 2011, Global made a semiannual offer to repurchase $10.0 million of First Lien Notes at par plus accrued interest.  On August 3, 2011, Global repurchased $10.0 million in principal of First Lien Notes at par plus accrued interest of $0.7 million pursuant to this offer.

The agreements governing the First Lien Notes and Second Lien Loan require the Company to meet a minimum consolidated net cash flow covenant on a quarterly basis. In March 2011, the Company entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum consolidated net cash flow covenant.

During the third quarter of 2011, the Company did not anticipate meeting the amended minimum consolidated net cash flow covenant. As a result, in September 2011, the Company entered into the Third Supplemental Indenture related to the First Lien Notes (“Third Supplemental Indenture”) and a Third Amendment and Waiver related to the Second Lien Loan (“Third Amendment and Waiver”). The Third Supplemental Indenture and Third Amendment and Waiver waive the minimum consolidated net cash flow covenant for the quarters ending September 30, 2011 and December 31, 2011. In addition, the Third Supplemental Indenture and the Third Amendment and Waiver each provided that the Company reduce annual aircraft lease expense by a minimum of $18.0 million in 2012 and 2013 and obtain the consent of the majority of the holders of the First Lien Notes and the consent of the Second Lien Loan lender to take certain actions during the waiver period, including payment or settlement of outstanding material litigation.

No consent fee was paid to the First Lien Note holders for the Third Supplemental Indenture; however, the Third Supplemental Indenture requires the Company to offer (i) prior to September 24, 2011, and (ii) no later than December 31, 2011, supplemental offers to repurchase up to $3.0 million principal amount of First Lien Notes (an aggregate of $6.0 million for both such supplemental offers) at par plus accrued interest. The Company completed the first supplemental offer and repurchased $3.0 million of First Lien Notes on October 31, 2011.

The Third Amendment and Waiver also provides that through April 2, 2012, all interest payments due under the Second Lien Loan on September 29, 2011 and March 31, 2012 shall be paid in kind by capitalizing such interest and adding it to the aggregate principal amount of the loan outstanding.  Paid in kind interest associated with the Third Amendment and Waiver will reduce cash interest costs and increase the outstanding principal balance by approximately $9.8 million through March 31, 2012. In addition, the Third Amendment and Waiver provides that the Company pay an amendment fee of $6.0 million to the lender upon maturity or any earlier acceleration of the obligations under the Second Lien Term Loan Credit Agreement. This amendment fee has been added to the principal balance of the Second Lien Loan. The Company has capitalized this amendment fee obligation and will amortize it over the remaining loan term.

As described above, the Company sought to reduce annual aircraft lease expense by restructuring above-market leases. Consistent with this plan, the Third Supplemental Indenture and Third Amendment and Waiver each required the Company to demonstrate to the reasonable satisfaction of the holders of a majority in principal amount of the First Lien Notes outstanding, and to the reasonable satisfaction of the lender under the Second Lien Loan, that it had reduced annual aircraft lease expense by a minimum of $18.0 million in 2012 and 2013. As of October 24, 2011, the holders of a majority in principal amount of the First Lien Notes outstanding, and the lender under the Second Lien Loan, acknowledged that the Company had demonstrated to their reasonable satisfaction that the Company has reduced annual aircraft lease expense by a minimum of $18.0 million for each of the fiscal years 2012 and 2013 as required by the Third Supplemental Indenture and Third Amendment.

If the minimum consolidated net cash flow covenant had not been waived for September 30, 2011, the Company would have been in violation under the original calculation. Accordingly, the Company has classified the First Lien Notes and Second Lien Loan as current liabilities in the accompanying unaudited condensed balance sheet as of September 30, 2011.

On February 6, 2009, the Company entered into settlements with certain lessors in connection with the guarantee of certain ATA aircraft leases. In addition to the cash settlements on such date, the Company entered into $15.5 million in Promissory Notes for the remaining balance. The balance as of September 30, 2011 is approximately $0.7 million.

3. Income Taxes

During the three and nine months ended September 30, 2011, the Company recorded an income tax benefit of $15.0 million and $36.2 million, respectively, which resulted in an effective tax rate of 41.1% and 37.5%, respectively. The effective rates differed from the Company’s statutory tax rate primarily due to projected nondeductible expenses such as crewmember meals and per diem and a $2.5 million tax benefit for a decrease in effective state income tax rates. During the nine months ended September 30, 2011, the Company realized a $0.9 million non-recurring tax benefit for a deduction of previously capitalized costs. Also included in the tax benefit recorded for the three and nine months ended September 30, 2011, is an accrual for additional interest for uncertain tax positions of $0.2 million and $0.7 million, respectively. The Company also recorded a $0.2 million tax benefit for the three and nine months ended September 30, 2011 for a decrease in uncertain tax positions based on the Company’s tax return filings.

During the three and nine months ended September 30, 2010, the amount of projected nondeductible expenses such as meals and entertainment were disproportionate in comparison to projected pre-tax book loss and, as a result significantly affected the Company’s effective tax rate. Additionally, certain state deferred tax assets are subject to a valuation allowance. As a result, the Company recorded income tax benefit of $2.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2010, respectively, resulting in effective tax rates of 23.9% and 22.1%, respectively. Included in these amounts are accruals for additional interest for uncertain tax positions of $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2010. There were no other changes to the Company’s uncertain tax positions during the three and nine months ended September 30, 2010.

4. Stockholders’ Equity

Common Stock

On October 1, 2010, the Company effected a 100-for-1 stock split of the Company’s outstanding common stock. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the stock split for all periods presented.

Warrants

On February 28, 2006, the Company issued warrants that were immediately exercisable for an aggregate 44,740 shares of common stock, with an exercise price of $100 per share. The warrants were valued at $1.4 million and are recorded as equity on the Company’s consolidated balance sheets. These warrants expired during the first quarter of 2011.

5. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss available to common stockholders per share computations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Basic:
Net loss available to common stockholders	$(21,499)	$(7,034)	$(60,309)	$(6,851)
Weighted-average common shares outstanding	26,019,901	25,906,300	26,007,001	25,906,300
Loss available to common stockholders per share, basic	$(0.83)	$(0.27)	$(2.32)	$(0.26)
Diluted:
Weighted-average common shares outstanding	26,019,901	25,906,300	26,007,001	25,906,300
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Diluted weighted-average common shares outstanding	26,019,901	25,906,300	26,007,001	25,906,300
Loss available to common stockholders per share, diluted	$(0.83)	$(0.27)	$(2.32)	$(0.26)

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

The common stock equivalents not included in the computation of diluted loss available to common stockholders per share, because to do so would have been antidilutive, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock equivalents:
Stock options	4,722,575	4,659,010	4,722,575	4,873,022
Restricted stock awards	927,780	579,362	927,780	642,771
Warrants	45,300	45,127	45,300	45,169

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

The Company evaluates performance and allocates resources based on profit or loss by segment performance and by operations. Intersegment sales are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment sales. Selected financial data by segment is set forth below (in thousands):

	Three Months Ended September 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$192,280	$72,788	$—	$265,068
Intersegment revenues	791	—	13,152	13,943
Depreciation and amortization	15,144	7,571	—	22,715
Total operating expenses	208,808	80,113	292	289,213
Operating loss	(16,528)	(7,325)	(292)	(24,145)
Interest income	230	47	—	277
Interest expense	(9,592)	(2,491)	(1)	(12,084)
Loss on investment	—	—	(501)	(501)
Income tax benefit	(10,247)	(4,120)	(637)	(15,004)

	Nine Months Ended September 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$556,456	$218,686	$—	$775,142
Intersegment revenues	1,487	27	33,945	35,459
Depreciation and amortization	47,066	25,823	—	72,889
Total operating expenses	592,618	243,412	(271)	835,759
Operating income (loss)	(36,162)	(24,726)	271	(60,617)
Interest income	971	230	35	1,236
Interest expense	(28,012)	(7,901)	(80)	(35,993)
Loss on investment	—	—	(600)	(600)
Income tax benefit	(23,052)	(12,274)	(842)	(36,168)

	Three Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$204,006	$82,457	$—	$286,463
Intersegment revenues	169	—	7,502	7,671
Depreciation and amortization	13,996	7,386	201	21,583
Total operating expenses	207,257	75,768	(397)	282,628
Operating income (loss)	(3,251)	6,689	397	3,835
Interest income	499	150	1	650
Interest expense	(8,653)	(4,267)	1,436	(11,484)
Loss on investment	—	—	(882)	(882)
Income tax (benefit) expense	(4,225)	1,063	957	(2,205)

	Nine Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$621,731	$255,275	$—	$877,006
Intersegment revenues	465	—	21,792	22,257
Depreciation and amortization	38,726	19,998	552	59,276
Total operating expenses	605,476	243,199	166	848,841
Operating income (loss)	16,255	12,076	(166)	28,165
Interest income	1,524	798	3	2,325
Interest expense	(24,622)	(11,750)	1,268	(35,104)
Loss on investment	—	—	(2,188)	(2,188)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax (benefit) expense	(1,730)	714	(922)	(1,938)

One customer comprised 10% or more of the Company’s total operating revenues as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. Air Force (USAF) Air Mobility Command:
World	$132.4	$160.6	$399.3	$500.8
North American	62.2	73.4	193.9	239.2

7. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans for officers and key employees of the Company, including the Company’s Board of Directors (Management Plans). The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. During the nine months ended September 30, 2011 and 2010, $4.5 million and $3.9 million, respectively, of stock-based compensation expense were charged to operations.

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

World’s Flight Attendants: World’s flight attendants, representing approximately 38% of World’s employees, are subject to a collective bargaining agreement that will become amendable in September 2012.

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

North American’s Cockpit Crewmembers: On May 1, 2008, the North American pilots, who were represented by the IBT Local 747 and account for approximately 26% of the total workforce of North American, ratified a 54-month contract. Since then, after submitting an application on September 22, 2009 to the United States National Mediation Board (NMB) disputing their representation by the IBT, a vote was cast and the majority of the North American Cockpit Crewmembers voted in favor of being represented by ALPA. The decision was certified and ALPA became the official labor representative of the North American Cockpit Crew Members effective the end of the fourth quarter of 2009.

North American’s Flight Attendants: In July, 2005, the NMB authorized a union election among North American’s flight attendants. Flight attendants comprise approximately 41% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations between North American and the IBT began in 2006 and are ongoing.

Guarantees: Global guaranteed ATA’s obligations as lessee in connection with a number of ATA’s aircraft leases. The Company has settled all but one of the lessor claims. The remaining outstanding lessor filed a lawsuit in New York State court on February 9, 2009 claiming damages including stipulated return condition requirements in the lease, loss of rental income and other damages. On April 11, 2011, the Court granted summary judgment on liability and directed parties to a trial on damages. The testimony portion of the damages trial was conducted in mid-July and mid-August. In its post-trial brief filed with the Court, the plaintiff is seeking damages of approximately $18.7 million plus attorney fees in connection with the breach by ATA. Closing arguments have been scheduled for late November 2011. The final outcome of the damages amount is pending and cannot be predicted and is dependent upon many factors beyond the Company’s control. The Company anticipates a ruling from the court during the first quarter of 2012.

As of September 30, 2011, the Company has accrued its best estimate of its liability related to this lawsuit. This estimate is based on a combination of factors including an evaluation of defenses available to the Company, advice from outside counsel, and a damages analysis prepared by a third party expert. If the Court awards damages materially higher than our accrued estimate, it could have a material negative impact on our financial condition or results of operations. In addition, until March 31, 2012, the Third Supplemental Indenture and the Third Amendment and Waiver does not permit the Company, without the consent of the majority in principal and the holders, to make any payments in respect of any material litigation pending against the Company.

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

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded the ATA bankruptcy estate 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative, to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011. On January 25, 2011, the trial court entered a judgment against FedEx in the amount of $71.3 million. On February 16, 2011, FedEx filed its Notice of Appeal. ATA filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 claim for $28.0 million and increasing the prejudgment interest). The parties have briefed their respective appeals with the Seventh Circuit Court of Appeals and oral arguments were held on November 2, 2011. The ATA bankruptcy estate anticipates the Seventh Circuit to render its decision in the first or second quarter of 2012.

Pursuant to ATA’s Chapter 11 Plan approved by the U.S. Bankruptcy Court, 85% of any damages recovered by ATA from FedEx in the FedEx litigation will be retained by the ATA estate and subsequently distributed to the Company, and 15% must be used to pay former ATA employees and creditor beneficiaries of ATA.

If the Company receives ATA distributions totaling more than $5.0 million, the Company is obligated pursuant to the terms of the indenture governing the First Lien Notes to use all such distributions to offer to purchase at par plus accrued interest any outstanding First Lien Notes, and then, if remaining distributions total more than $1.3 million, the Company must offer to prepay, without premium, indebtedness outstanding under the Second Lien Loan equal to the entire amount of such remaining distribution. Any funds not so used would be available to the Company for general corporate purposes.

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

Since September 24, 2001, the U.S. Government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through September 30, 2012. The withdrawal of government support of airline war-risk insurance would require the Company to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than currently provided by the U.S. Government, may not be adequate to protect the Company’s risk of loss from future acts of terrorism, may result in a material increase to our operating expense or may not be obtainable at all, resulting in an interruption to the Company’s operations.

Other: World Risk Solutions was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs and better loss control practices for the Company. World Risk Solutions underwrites certain risks associated with the Company’s aircraft.

10. Related Parties

As of September 30, 2011, MatlinPatterson owned approximately 92% of the outstanding shares of the Company’s common stock. Four of Global’s directors serve in various executive capacities at MatlinPatterson or one of its affiliates. In addition, World had an ACMI contract with Arrow, Inc. (Arrow), an airline which was indirectly majority owned by other investment partnerships for which MatlinPatterson Global Advisers LLC acts as investment manager. The contract expired on May 4, 2010. For the nine months ended September 30, 2011 and 2010, the Company reported $0 and $6.1 million, respectively, in revenue from Arrow.

Certain affiliates of GSO Capital Solutions (GSO) hold the Company’s entire Second Lien Loan as of September 30, 2011. The principal balance of the Second Lien Loan is $92.8 million and includes an amendment fee of $6.0 million. The Third Amendment and Waiver will reduce cash interest costs and increase the principal balance by approximately $9.8 million through March 31, 2012. The Second Lien Loan bears interest at an annual rate of 18%, consisting of interest payable in cash at an annual rate of 12% and interest payable in kind at an annual rate of 6%, and was incurred in September 2009 to refinance then-existing debt. In connection with the placement of the Second Lien Loan, the Company issued warrants to certain affiliates of GSO which were immediately converted into 838,000 shares of common stock. Pursuant to a letter agreement between GSO, MatlinPatterson and the Company, certain affiliates of GSO have the right to designate one member of the Company’s board of directors until the completion of an initial public offering of common stock, GSO holds less than a majority of the outstanding Second Lien Loan, or less than 25% of such holder’s original loan commitment remains outstanding.

11. Subsequent Events

As discussed in Note 2. Long-Term Debt, in October, 2011, the Company restructured certain of its above-market aircraft leases, amounting to annualized savings of a minimum of $18.0 million for 2012 and 2013. In connection with these amendments, the Company extended a number of lease terms. The below table summarizes our operating lease obligations as of September 30, 2011. The following information is shown in thousands.

	Cash Payments Currently Scheduled
	2011	2012	2013	2014	2015	After 2015

Operating leases(1)	33,378	112,900	109,577	95,904	89,923	137,231

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

Overview

We are a provider of customized, non-scheduled passenger and cargo air transport services, offering our customers a wide range of aircraft types, configurations, payloads and capabilities. We provide our services through our two operating air carriers, World and North American, which represent our two business segments. As of September 30, 2011, our combined fleet consisted of 29 wide-body and narrow-body leased aircraft, which support our two primary business lines: (1) military, which includes both passenger and cargo services, and (2) commercial cargo air transport service. We also offer passenger charter services to customers in specialty markets, such as providing supplemental peak capacity for other air carriers, political campaigns, professional sports teams, tour operators and concert tours. Our two primary lines of business combine the recurring revenue base of our established military business with the growth opportunities provided by our commercial cargo services.

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

Our business model generally insulates our profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expenses for an air carrier. Under our military contracts and most of our commercial passenger and cargo charter arrangements, our customers are responsible for the cost of jet fuel. For the nine months ended September 30, 2011 and the fiscal year ended December 31, 2010, approximately 96% of our block hours were flown under either military or ACMI arrangements, in which the customer assumed the risk of fuel price volatility.

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

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes all fuel costs incurred by us under our military and full service commercial contracts. In addition, in certain circumstances, we purchase fuel for our ACMI commercial customers and subsequently rebill them. Aircraft fuel expense is a variable cost; however, our fuel price volatility exposure is limited to our full service commercial contracts. At times, we have experienced temporary favorable and unfavorable fluctuations in working capital due to the timing of significant fuel price changes and reimbursement for these costs. For the nine months ended September 30, 2011 and the year ended December 31, 2010, 96%, respectively, of our block hours were flown under military or ACMI commercial contracts providing for our actual fuel costs to be paid or reimbursed by our customers.

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

Accounting for Long-Lived Assets. As of September 30, 2011, we had $138.9 million of net property and equipment and $148.2 million of definite-lived net intangible assets on our condensed consolidated balance sheet. Generally, our property and equipment is depreciated to residual values over their estimated useful service lives using the straight-line method. Leasehold improvements and rotable parts related to our aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is less. Our facilities and ground equipment are generally depreciated over three to seven years. Definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

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

Airframe and Engine Maintenance and Lease Requirements. The cost of major engine overhauls for fleet types not covered under a maintenance agreement, and the cost of certain overhauls related to heavy airframe, engine, LLPs, landing gear and auxiliary power units, which we refer to as APUs, for all fleet types, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft calendar limits, for all aircraft. Depreciation expense related to overhauls of heavy airframe, engine, LLPs, landing gear and APUs totaled $36.7 million and $25.4 million for the nine months ended September 30, 2011 and 2010, respectively.  In the nine months ended September 30, 2011, depreciation expense associated with the retirement of our DC-10 fleet, was $1.7 million. We have maintenance agreements for certain items, such as engines, which require us to pay a monthly fee per engine flight hour in exchange for major overhaul, spares, and maintenance of those engines. We expense the cost per flight hour under these agreements as incurred. Under certain of our aircraft and engine leases, we are required to make periodic maintenance reserve payments to lessors for certain future maintenance work such as airframe, engine, LLP, landing gear and APU overhauls. In addition, under our aircraft and engine leases, we are required to return the airframes, engines, LLP, landing gear, and APUs to the lessors in a specified maintenance condition at the end of the lease (return condition). If the return condition is not met, the leases generally require us to provide financial compensation to the lessor. Under certain leases, the maintenance reserve deposits are not refundable to us. Consequently, we periodically review the balances of the maintenance reserve deposits and write off any amounts that are no longer probable of being used for maintenance. We have adopted the provisions of EITF 08-3, “Accounting by Lessees for Non-Refundable Maintenance Deposits,” included in Accounting Standards Codification (ASC 840-10), which became effective on January 1, 2009. In determining whether it is probable that maintenance deposits will be used to offset the liability for future maintenance costs, we consider the condition of the aircraft, including but not limited to the airframe and engines, and the projected future usage of the aircraft based on our business and fleet plans. For the nine months ended September 30, 2011 and 2010, we expensed $6.7 million, and $6.1 million, respectively, of maintenance reserve payments on certain aircraft leases where we determined that it was not probable that payments would be used to offset the liability for future maintenance costs.

If an operating lease has return conditions, our policy is to accrue and expense ratably the return condition costs once they are estimable and probable. During the nine months ended September 30, 2011 and 2010, respectively, we recorded $5.1 million and $3.0 million of return condition expense as part of maintenance, materials and repairs expense.

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

Our assumption of the risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. We base our stock price volatility assumptions on historical volatilities of comparable air carriers whose shares are traded using monthly stock price returns equivalent to the contracts term of the option. The expected life of the options is determined based upon an assumption that the options will be exercised evenly from vesting to expiration. As of September 30, 2011, we had $7.4 million of total unrecognized compensation costs related to stock-based compensation arrangements. We expect to recognize this expense over a weighted-average period of 2.19 years.

Key Factors Affecting Results for the Three Months Ended September 30, 2011

Several factors influenced our results for the three months ended September 30, 2011 and the comparison to the corresponding period in 2010:

Decreased Team Entitlement Share Offset Increased Global Entitlement Share.  Under the AMC contract for its fiscal year 2011, the Alliance Team, for which World and North American are primary flyers, is entitled to 43% of long-range international expenditures.  In the AMC’s fiscal year 2010, the Alliance Team’s entitlement was 56%.  As a result, our AMC volume, measured in block hours, was lower during the comparative periods. Global’s entitlement share within the Alliance Team increased from approximately 7% during the three months ended September 30, 2010 to approximately 18% in the same period for 2011, primarily as a result of reforms made to the calculation of entitlement in the fiscal year 2011 AMC contract, that give entitlement to carriers based on the number of missions they have operated in previous years. As a result of these changes, we have more AMC entitlement than any other air carrier in the program. Because our own share of the Alliance Team’s entitlement increased and AMC revenue decreased, our AMC commission expense decreased approximately $6.3 million or 48%, during the three months ended September 30, 2011 compared to the same period in 2010.

Fleet Changes and Capacity.  World grew its B747-400 freighter fleet to four aircraft in the second quarter of 2011 compared with two aircraft in the second quarter of 2010. By the end of the second quarter of 2011, the capacity of these aircraft ultimately was sold under ACMI contracts to commercial customers. However, World continued to underutilize its commercial cargo fleet. World also retired its fleet of DC-10’s, and added one MD-11 during the first quarter of 2011 to partially offset the reduced passenger aircraft capacity. In June 2011, North American added one B767 passenger aircraft to its fleet to serve its AMC business.

Military Rates per Block Hour.  The AMC reduced the non-fuel rates it pays its operators per mile in its fiscal year 2011.  This change was based on its determination that the weighted average costs of its operators had declined.  We estimate the effect of these rate reductions on revenue in the third quarter 2011 to be approximately $11.7 million, compared to the revenue we would have received if the AMC fiscal year 2010 rates were still in effect.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 51% higher for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The majority of our fuel expenses is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense.

Comparison of the Three Months Ended September 30, 2011 and 2010

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the three months ended September 30, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended September 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$192,280	$72,788	$—	$265,068
Intersegment revenues	791	—	13,152	13,943
Depreciation and amortization	15,144	7,571	—	22,715
Total operating expenses	208,808	80,113	292	289,213
Operating loss	(16,528)	(7,325)	(292)	(24,145)
Interest income	230	47	—	277
Interest expense	(9,592)	(2,491)	(1)	(12,084)
Loss on investment	—	—	(501)	(501)
Income tax benefit	(10,247)	(4,120)	(637)	(15,004)

	Three Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$204,006	$82,457	$—	$286,463
Intersegment revenues	169	—	7,502	7,671
Depreciation and amortization	13,996	7,386	201	21,583
Total operating expenses	207,257	75,768	(397)	282,628
Operating income (loss)	(3,251)	6,689	397	3,835
Interest income	499	150	1	650
Interest expense	(8,653)	(4,267)	1,436	(11,484)
Loss on investment	—	—	(882)	(882)
Income tax (benefit) expense	(4,225)	1,063	957	(2,205)

The following table sets forth selected key metrics by segment:

	Three Months Ended September 30,
	2011	2010
World
Military passenger block hours	4,895	6,580
Military cargo block hours	999	1,601
Commercial cargo block hours	8,170	6,949
Commercial passenger block hours	161	66
Non-revenue block hours	182	223
Total block hours	14,407	15,419
Non-ACMI block hours(1)	6,434	9,054
Non-ACMI departures(2)	1,196	1,677
Total departures	2,693	2,781
Weighted average fuel price per gallon	$3.49	$2.31
Number of aircraft in fleet, end of period	20.0	19.0
Average aircraft in revenue service	18.6	17.7
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.4	9.5

North American
Military passenger block hours	3,842	4,938
Commercial passenger block hours	2,199	1,613
Non-revenue block hours	175	59
Total block hours	6,216	6,610
Non-ACMI block hours(1)	4,266	5,138
Non-ACMI departures(2)	972	982
Total departures	1,436	1,335
Weighted average fuel price per gallon	$3.58	$2.38
Number of aircraft in fleet, end of period	9.0	10.0
Average aircraft in revenue service	8.1	8.8
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.3	8.2

(1)             Non-ACMI block hours refer to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)             Non-ACMI departures refer to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Three Months Ended September 30, 2011 and 2010

Operating Revenues

Total operating revenues for the three months ended September 30, 2011 decreased $21.4 million, or 7%, to $265.1 million, compared to $286.5 million for the three months ended September 30, 2010.

Military Passenger Revenue. Military passenger revenue for the three months ended September 30, 2011 decreased $31.2 million, or 15%, to $173.3 million, compared to $204.5 million for the three months ended September 30, 2010.

World declined $19.9 million, or 15%, primarily due to a 26% decrease in AMC passenger block hours flown during the comparative periods due to lower military demand for large wide-body passenger aircraft and the greater requirement for the medium wide-body aircraft and lower Alliance Team entitlement. This was partially offset by a

14% increase in the revenue per block hour paid by the AMC. This increase was mainly due to a 51% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparable periods.  This increase was partially offset by the lower contracted non-fuel rate paid by the AMC.

North American declined $11.3 million, or 16%, primarily due to a 22% decrease in AMC passenger block hours flown during the comparative periods. The decrease was principally due to the reduction in entitlement, and the lack of available medium wide-body capacity at North American available to operate our entitled missions. In addition, AMC reduced the frequency of scheduled flights carrying troops on short-term leave between the Middle East and the United States. The decline in AMC passenger block hours was partially offset by a 50% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparable periods. This increase was partially offset by the lower contracted non-fuel rate paid by the AMC.

Military Cargo Revenue. Military cargo revenue for the three months ended September 30, 2011 decreased $8.2 million, or 28%, to $21.3 million, compared to $29.5 million for the three months ended September 30, 2010.

World accounted for all of the decrease as North American does not operate freighter aircraft.  World experienced a 38% decrease in military cargo block hours flown during the comparable periods predominately due to a reduction in entitlement. The decline in AMC cargo block hours was partially offset by a 51% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs.  A decrease in the AMC non-fuel contracted rate paid per block hour also negatively impacted World.

Commercial Cargo Revenue. Commercial cargo revenue for the three months ended September 30, 2011 increased $5.5 million, or 13%, to $47.1 million, compared to $41.6 million for the three months ended September 30, 2010.

World accounted for all of the increase as North American does not operate freighter aircraft. Commercial cargo revenue increased primarily due to an 18% increase in commercial cargo block hours flown during the comparable periods. This increase in block hours reflects the addition of two B747-400 aircraft during the first quarter of 2011, that were available for revenue service during the entire third quarter of 2011. However, we continue to underutilize our commercial cargo fleet. The average revenue per block hour paid decreased 4% due to a decline in the mix of full service versus ACMI cargo revenue.

Commercial Passenger Revenue. Commercial passenger revenue for the three months ended September 30, 2011 increased $1.7 million, or 17%, to $11.8 million, compared to $10.1 million for the three months ended September 30, 2010.

World commercial passenger revenue increased $0.3 million, or 27%, primarily due to a 144% increase in the commercial passenger block hours flown during the comparative periods, largely offset by a decline in the rate paid per block hour.

North American’s commercial passenger revenue increased by $1.4 million, or 16%, during the comparable periods, primarily due to a 36% increase in block hours flown during the comparative periods, partially offset by a lower rate per block hour paid due to an increase in ACMI block hours.

Other Revenue. Other revenue for the three months ended September 30, 2011 increased $10.8 million to $11.6 million, compared to $0.8 million for the three months ended September 30, 2010. World accounted for the majority of the increase primarily due to an increase in rebill revenue from ACMI flights during the comparative quarterly periods. The increase in rebill revenue is due to the increase in specific ACMI contract terms where World must contract and pay for the maintenance or operational service prior to being reimbursed by its Customer.

Operating Expenses

Total operating expenses for the three months ended September 30, 2011 increased $6.6 million, or 2%, to $289.2 million, compared to $282.6 million for the three months ended September 30, 2010.

Aircraft Fuel. Aircraft fuel expense for the three months ended September 30, 2011 increased $14.5 million, or 20%, to $85.6 million, as compared to $71.1 million for the three months ended September 30, 2010. Fuel expense increased at both airlines due to an overall 51% increase in the average price of fuel per gallon, partially offset by an overall 25% decrease in non-ACMI block hours flown. World consumed 32% fewer gallons, from 23.1 million gallons to 15.6 million gallons, during the comparative periods. North American consumed 20% fewer gallons, from 7.5 million gallons to 6.0 million gallons during the comparative periods. Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military and the majority of our commercial customers reimburse us for our fuel costs.

Aircraft Rentals. Aircraft rentals expense for the three months ended September 30, 2011 decreased $1.6 million, or 4%, to $34.9 million, compared to $36.5 million for the three months ended September 30, 2010. The decrease was mainly driven by a decline in supplemental rent deposits paid. This was partially offset by an increase at World mainly due to the increase in B747 aircraft operated from two to four, offset by the reduction of three DC-10 aircraft and one B757 aircraft operated at North American. In addition, World experienced higher spare engine rents during the comparative periods.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the three months ended September 30, 2011 increased $0.8 million, or 2%, to $43.0 million, compared to $42.2 million for the three months ended September 30, 2010. World’s maintenance, materials and repairs expense declined $2.2 million primarily due to less engine repair and airframe c-check expense activity offset by additional aircraft return condition expense recorded in 2011 related to scheduled redeliveries of aircraft in 2012. In addition approximately $1.4 million of DC-10 engine costs were expensed in the third quarter of 2010 compared to zero cost in 2011 as the DC-10 fleet was terminated in January 2011.  North American maintenance, materials and repairs expense increased $3.0 million primarily due to an increase in non-capitalized c-checks during the comparative periods and additional contract services costs and consumable parts purchases.

Flight Operations. Flight operations expense increased $0.6 million, or 2%, to $27.6 million during the three months ended September 30, 2011 as compared to $27.0 million for the corresponding period in 2010 as a result of increased pilot headcount, seniority pay per the collective bargaining agreement, higher benefit costs and pilot training at World associated with the growth of its MD-11 and B747 fleets. This was partially offset by a 7% decrease in total block hours flown. North American’s flight operations expense increased 2% due to higher pilot pay per the collective bargaining agreement, partially offset by a 6% decrease in total block hours flown.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the three months ended September 30, 2011 decreased $2.3 million, or 11%, to $19.4 million, compared to $21.7 million for the three months ended September 30, 2010. This decrease was primarily due to an 18% reduction in non-ACMI departures.

Passenger Services. Passenger services expense for the three months ended September 30, 2011 decreased $1.7 million, or 9%, to $16.6 million, compared to $18.3 million for the three months ended September 30, 2010. This decrease was primarily due to an 18% reduction in non-ACMI departures and a related reduction in flight attendant expense due to lower headcount associated with the reduction in military passenger block hours.

Crew Positioning. Crew positioning expense for the three months ended September 30, 2011 increased $2.0 million, or 14%, to $16.4 million, compared to $14.4 million for the three months ended September 30, 2010. World and North American’s crew positioning expense per departure was up by 13% and 17%, respectively, mainly due to increased travel costs incurred by World and North American associated with commercial passenger and cargo contracts, business-class airfare purchased for World pilots, and overall inflation in travel markets, mostly offset by an 18% decline in non-ACMI departures.

Selling and Marketing. Selling and marketing expense for the three months ended September 30, 2011 decreased $6.3 million, or 48%, to $6.9 million, compared to $13.2 million for the three months ended September 30, 2010.

Selling and marketing expense decreased due to decreased commissions paid to our Alliance team as a result of an overall 17% decrease in military revenue recorded by World and North American as well as Global’s higher share of Alliance Team entitlement during the comparative periods.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2011 increased $1.1 million, or 5%, to $22.7 million compared to $21.6 million for the three months ended September 30, 2010.

World and North American depreciation and amortization expense increased primarily due to a cumulative increase in the engine overhauls, certain scheduled airframe heavy maintenance events and rotable part purchases that qualify for capitalization that are being depreciated over their respective useful lives during the comparative periods.

General and Administrative. General and administrative expense for the three months ended September 30, 2011 increased $2.0 million, or 15%, to $15.3 million, compared to $13.3 million for the three months ended September 30, 2010. The increase is primarily due to restructuring fees, additional accounts receivable reserves and litigation reserves incurred during the comparative quarters.

Other Expenses. Other expenses for the three months ended September 30, 2011 decreased $2.6 million, or 79%, to $0.7 million, compared to $3.3 million for the three months ended September 30, 2010. This decrease was primarily due to decreased subservice events and related costs.

Operating Income (Loss)

Operating income (loss) for the three months ended September 30, 2011 decreased $27.9 million to an operating loss of $24.1 million, compared to a $3.8 million operating profit for the three months ended September 30, 2010. Total operating revenue was down $21.4 million, or 7%. At the same time, total operating expense increased by $6.6 million, or 2%. Total operating margin declined from 1.3% operating margin for the three months ended September 30, 2010 to a 9.1% operating deficit for the three months ended September 30, 2011. This is primarily due to lower non-fuel AMC rates and block hours operated, underutilized available ACMI cargo capacity, higher unit costs in flight crew expense, travel expense, and spare engine rents in the third quarter of 2011 as compared to the corresponding period in 2010.

Other Income (Expense)

Interest Expense. Interest expense for the three months ended September 30, 2011 increased slightly to $12.1 million for the three months ended September 30, 2011 as compared to $11.5 million for the corresponding period in 2010.

Loss on Investment.  We recorded a loss on investment of $0.5 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively, primarily related to legal fees in connection with the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust.

Income Taxes

During the three months ended September 30, 2011, we recorded an income tax benefit of $15.0 million which resulted in an effective tax rate of 41.1%. Our effective tax rate differed from the expected tax rate primarily due to projected nondeductible expenses, such as crewmember meals and per diem and a $2.5 million tax benefit for a decrease in effective state income tax rates. Included in this amount is an accrual for additional interest for uncertain tax positions of $0.2 million. We also recorded a $0.2 million benefit for the three months ended September 30, 2011 for a decrease in uncertain tax positions based on our tax return filings.

During the three months ended September 30, 2010, the amount of nondeductible expenses, such as meals and entertainment, were disproportionate in comparison to pre-tax book loss and, as a result, significantly affected our effective tax rate. Additionally, certain state deferred tax assets are subject to a valuation allowance. As a result, we recorded income tax benefit of $2.2 million for the three months ended September 30, 2010, resulting in an effective tax rate of 23.9%. Included in this amount is an accrual for additional interest for uncertain tax positions of $0.2 million. There were no other changes to our uncertain tax positions during the three months ended September 30, 2010.

Net Loss

Net loss for the three months ended September 30, 2011 was $21.5 million, compared to net loss of $7.0 million for the three months ended September 30, 2010, a decrease of $14.5 million primarily due to lower non-fuel AMC rates and block hours operated, underutilized available ACMI cargo capacity, higher unit costs in flight crew expense, travel expense, and spare engine rents in the third quarter of 2011 as compared to the corresponding period in 2010.

Key Factors Affecting Results for the Nine Months Ended September 30, 2011

Several factors influenced our results for the nine months ended September 30, 2011 and the comparison to the corresponding period in 2010:

Decreased Team Entitlement Share Offset Global Entitlement Share.  Under the AMC contract for its fiscal year 2011, the Alliance Team, for which World and North American are primary flyers, is entitled to 43% of long-range international expenditures.  During the AMC’s fiscal year 2010, the Alliance Team’s entitlement was 56%.  As a result, our AMC volume, measured in block hours, was lower in the first nine months of 2011 compared to the first nine months of 2010. Global’s entitlement share within the Alliance Team increased from approximately 7% during the nine months ended September 30, 2010 to approximately 18% in the same period for 2011, primarily as a result of reforms made to the calculation of entitlement in the fiscal year 2011 AMC contract, that give entitlement to carriers based on the number of missions they have operated in previous years. As a result of these changes, we have more AMC entitlement than any other air carrier in the program. Because our own share of the Alliance Team’s entitlement increased and AMC revenue decreased, our AMC commission expense decreased approximately $23.8 million or 54%, during the nine months ended September 30, 2011 compared to the same period in 2010.

Change in Mix of Flying.  In the first nine months of 2010 the AMC required very high levels of Boeing 747 freighter capacity in order to transport M-ATV’s to support operations in Afghanistan.  The capacity of the primary Boeing 747 operator in the Alliance Team was insufficient to meet this demand, and as a result, World was able to operate several of these missions.  This military demand has not recurred in 2011. By the end of the second quarter of 2011, World ultimately had placed all of its available B747 commercial capacity.

Schedule Reliability Penalties.  The AMC fiscal year 2011 contract included new and increased requirements for on-time performance. North American did not meet the increased requirements for the three months ended March 31, 2011, and was in last-use status for flights scheduled during a portion of April and May 2011.  As a result, North American is estimated to have lost missions that would have accounted for $9.3 million of revenue

Fleet Changes and Capacity.  During the first nine months of 2011, World grew its Boeing 747-400 freighter fleet to four aircraft compared with two aircraft in 2010.  The aircraft were delivered in January and March 2011.  These aircraft were ultimately sold under ACMI contracts to commercial customers by the end of the second quarter in 2011.  However, World continued to underutilize its commercial cargo fleet.  World also retired its fleet of McDonnell Douglas DC-10’s, and added one McDonnell Douglas MD-11 to partially offset the reduced passenger aircraft capacity. In June 2011, North American added one B767 passenger aircraft to its fleet to serve its AMC business.

Military Rates per Block Hour.  The AMC reduced the non-fuel rates it pays its operators per mile during its fiscal year 2011.  This change was based on its determination that the weighted-average costs of its operators had declined.  We estimate the effect of these rate reductions on revenue in the first nine months of 2011 to be $37.5 million, compared to the revenue we would have received if the AMC’s fiscal year 2010 rates were still in effect.

Fuel Price Increase. On a consolidated basis, our average price per gallon paid for fuel was approximately 38% higher during the comparative periods. The majority of our fuel expense is driven by military flights, both passenger and cargo. Our operating results were not materially affected by this increase as the military reimburses us for our fuel costs. The increase in the price of fuel for our military flights is reflected as revenue in both our passenger and cargo military revenue and generally offset in our aircraft fuel expense line item.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Segment and Key Operating Data

We have two reporting segments: World and North American. Selected financial data for the nine months ended September 30, 2011 and 2010 are set forth below (in thousands):

	Nine Months Ended September 30, 2011
	World	North American	All Other	Consolidated Total

Revenues from external customers	$556,456	$218,686	$—	$775,142
Intersegment revenues	1,487	27	33,945	35,459
Depreciation and amortization	47,066	25,823	—	72,889
Total operating expenses	592,618	243,412	(271)	835,759
Operating income (loss)	(36,162)	(24,726)	271	(60,617)
Interest income	971	230	35	1,236
Interest expense	(28,012)	(7,901)	(80)	(35,993)
Loss on investment	—	—	(600)	(600)
Income tax benefit	(23,052)	(12,274)	(842)	(36,168)

	Nine Months Ended September 30, 2010
	World	North American	All Other	Consolidated Total

Revenues from external customers	$621,731	$255,275	$—	$877,006
Intersegment revenues	465	—	21,792	22,257
Depreciation and amortization	38,726	19,998	552	59,276
Total operating expenses	605,476	243,199	166	848,841
Operating income	16,255	12,076	(166)	28,165
Interest income	1,524	798	3	2,325
Interest expense	(24,622)	(11,750)	1,268	(35,104)
Loss on investment	—	—	(2,188)	(2,188)
Loss on debt extinguishment	—	—	(1,239)	(1,239)
Income tax expense (benefit)	(1,730)	714	(922)	(1,938)

The following table sets forth selected key metrics by segment:

	Nine Months Ended September 30
	2011	2010
World
Military passenger block hours	15,404	19,595
Military cargo block hours	3,301	6,253
Commercial cargo block hours	23,374	18,171
Commercial passenger block hours	347	2,031
Non-revenue block hours	522	533
Total block hours	42,948	46,583
Non-ACMI block hours(1)	20,381	27,702
Non-ACMI departures(2)	3,741	5,005
Total departures	7,981	8,180
Weighted average fuel price per gallon	$3.28	$2.39
Number of aircraft in fleet, end of period	20.0	19.0
Average aircraft in revenue service	18.2	18.0
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.6	9.5

North American
Military passenger block hours	12,946	16,375
Commercial passenger block hours	5,183	2,608
Non-revenue block hours	373	237
Total block hours	18,502	19,220
Non-ACMI block hours(1)	13,838	17,053
Non-ACMI departures(2)	2,779	3,160
Total departures	3,959	3,681
Weighted average fuel price per gallon	$3.26	$2.42
Number of aircraft in fleet, end of period	9.0	10.0
Average aircraft in revenue service	7.9	8.3
Average daily aircraft utilization (block hours flown per day per average aircraft in revenue service)	8.6	8.5

(1)             Non-ACMI block hours refer to total block hours minus ACMI cargo block hours minus ACMI passenger block hours.

(2)             Non-ACMI departures refer to total departures minus ACMI cargo departures minus ACMI passenger departures.

Financial Overview for the Nine Months Ended September 30, 2011 and 2010

Operating Revenues

Total operating revenues for the nine months ended September 30, 2011 decreased $101.9 million, or 12%, to $775.1 million, compared to $877.0 million for the nine months ended September 30, 2010.

Military Passenger Revenue. Military passenger revenue for the nine months ended September 30, 2011 decreased $92.4 million, or 15%, to $532.1 million, compared to $624.5 million for the nine months ended September 30, 2010.

World declined $47.1 million, or 12%, primarily due to a 21% decrease in AMC passenger block hours flown during the comparable periods due to lower military demand for large wide-body passenger aircraft and the greater requirement for the medium wide-body aircraft and lower Alliance Team entitlement. Also affecting AMC block hours was reduced troop movements particularly into Iraq during the comparative periods. This was partially offset by a 12% increase in the revenue per block hour paid by the AMC. This increase was primarily due to a 37% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparative periods. Partially offsetting the fuel increase was a decline in the non-fuel contracted rate paid by the AMC.

North American declined $45.3 million, or 19%, primarily due to a 21% decrease in AMC passenger block hours flown during the comparable periods. The decrease was principally due to the reduction in entitlement and partially as a result of penalties imposed due to not meeting certain operational performance metrics, and the lack of available medium wide-body capacity at North American available to operate our entitled missions. The decline in AMC passenger block hours was partially offset by a 35% increase in the average price of fuel per gallon, which is recorded as revenue as the AMC reimburses us for fuel costs, during the comparative periods. Partially offsetting the fuel increase was a decline in the non-fuel contracted rate paid by the AMC.

Military Cargo Revenue. Military cargo revenue for the nine months ended September 30, 2011 decreased $54.4 million, or 47%, to $61.1 million, compared to $115.5 million for the nine months ended September 30, 2010.

World accounted for all of the decrease as North American does not operate freighter aircraft. Military cargo block hours flown decreased 47% during the comparative periods. The decrease in block hours was mainly due to the strong demand for our B747 freighters during the nine months ended September 30, 2010 for the transportation of M-ATV’s to Afghanistan which did not recur during the corresponding period in 2011. In addition, there was a decline in the non-fuel AMC contracted rate paid per block hour. These decreases were partially offset by a 37% increase in the average price of fuel per gallon, which as recorded as revenue as the AMC reimburses us for fuel costs, during the comparative periods.

Commercial Cargo Revenue. Commercial cargo revenue for the nine months ended September 30, 2011 increased $35.4 million, or 35%, to $136.9 million, compared to $101.5 million for the nine months ended September 30, 2010.

The increase in revenue, all at World because North American does not operate freighter aircraft, reflects a 29% increase in block hours flown during the comparative periods, reflecting overall improvement in commercial cargo demand in the first half of 2011 as compared to the first half of 2010. In addition, we had two additional B747 and one additional MD-11 aircraft in revenue service, as well as a more favorable average yield, which led to increased revenue during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. However, we continue to underutilize our commercial cargo fleet.

Commercial Passenger Revenue. Commercial passenger revenue for the nine months ended September 30, 2011 decreased $2.4 million, or 8%, to $29.2 million, compared to $31.6 million for the nine months ended September 30, 2010.

World commercial passenger revenue decreased $10.4 million, or 67%, primarily due to an 83% decrease in the commercial passenger block hours flown during the comparable periods. This decrease was mainly due to a significant ACMI contract that ended in May 2010. The decrease in block hours was partially offset by an improvement in the rate paid per block hour due to an increase in the mix of full service flying versus ACMI passenger.

The decrease at World was offset by a $8.0 million, or 49%, increase in North American’s commercial passenger revenue during the comparable periods primarily due to a 99% increase in block hours flown as a result of increased ACMI flying with scheduled service passenger operators.

Other Revenue. Other revenue for the nine months ended September 30, 2011 increased $11.9 million to $15.8 million, compared to $3.9 million for the nine months ended September 30, 2010. World accounted for the majority of the increase primarily due to an increase in rebill revenue from ACMI flights during the comparative nine month periods. The increase in rebill revenue is due to the increase in specific ACMI contract terms where World must contract and pay for the maintenance or operational service prior to being reimbursed by its Customer.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2011 decreased $13.0 million, or 2%, to $835.8 million, compared to $848.8 million for the nine months ended September 30, 2010.

Aircraft Fuel. Aircraft fuel expense for the nine months ended September 30, 2011 increased $10.5 million, or 5%, to $234.7 million, as compared to $224.2 million for the nine months ended September 30, 2010. World aircraft fuel expense increased $5.7 million, or 3%, mainly as a result of a 37% increase in the price of fuel per gallon. Partially offsetting this was 29% fewer gallons consumed due to a 26% decrease in non-ACMI block hours flown during the comparable periods. North American’s aircraft fuel expense increased $4.8 million, or 8%, mainly as a result of a 35% increase in the price of fuel per gallon during the comparative periods, partially offset by a 20% decrease in fuel gallons consumed driven by a 19% decrease in non-ACMI block hours flown. World consumed 48.5 million gallons compared to 68.5 million gallons during the comparative periods.  North American consumed 19.7 million gallons compared to 24.7 million gallons during the comparative periods. Under our military and ACMI contracts, World and North American have limited exposure to fuel price volatility, as the military and the majority of our commercial customers reimburses us for our fuel costs.

Aircraft Rentals. Aircraft rentals expense for the nine months ended September 30, 2011 decreased $5.1 million, or 4%, to $109.8 million, compared to $114.9 million for the nine months ended September 30, 2010. Both World and North American experienced a decline in supplemental rent deposits paid.  Partially offsetting this is an increase at World mainly due to the increase in B747 aircraft operated from two to four and one additional MD-11 passenger aircraft, offset by the reduction of three DC-10 aircraft and one B757 aircraft operated at North American.  In addition, World experienced higher spare engine rents during the comparative periods.

Maintenance, Materials and Repairs. Maintenance, materials and repairs expense for the nine months ended September 30, 2011 increased $6.9 million, or 6%, to $115.8 million, compared to $108.9 million for the nine months ended September 30, 2010.

World’s maintenance, materials and repairs expense decreased $0.9 million. The decrease was primarily attributable to a $7.1 million decrease in event maintenance costs due to less non-capitalizable engine repair and airframe C-check costs offset by increases in time driven and other maintenance costs, primarily related to higher expensed maintenance reserve costs which increased $4.1 million, partially due to additional write-offs of $2.4 million of reserves in 2011 for the planned redelivery of certain aircraft. The balance of the decrease is a function of lower maintenance salary costs and aircraft storage costs between the different periods.

North American maintenance, materials and repairs expense increased $7.8 million, primarily due to a $2.2 million increase in time-driven maintenance expense such as A-check repairs, borrowed part and exchange fees and freight costs, substantially related to the transfer of the parts warehouse from New York to Tampa during 2011. Aircraft redelivery accrual costs also increased by $1.3 million in 2011 compared to 2010 related to the planned redelivery of certain aircraft. Event maintenance costs increased by $1.8 million due to additional non-capitalizable C-check and engine repair costs incurred in 2011 compared to the same period in 2010. Also, North American experienced an increase primarily related to overtime labor charges and higher travel costs.

Flight Operations. Flight operations expense increased $4.2 million, or 5%, to $83.9 million, during the nine months ended September 30, 2011 as compared to $79.7 million for the corresponding period in 2010 as a result of increased pilot pay per the collective bargaining agreement, seniority pay per the collective bargaining agreement, higher benefit costs and pilot training at World associated with the growth of its MD-11 and B747 fleets.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense for the nine months ended September 30, 2011 decreased $9.6 million, or 14%, to $58.3 million, compared to $67.9 million for the nine months ended September 30, 2010.

The decrease in aircraft and traffic servicing expense was primarily attributable to World which decreased $6.9 million mainly as a result of its 25% decrease in non-ACMI departures partially offset by an increase in our average ground operations expense per non-ACMI departure due to an increase in the departure costs from the mix of higher cost cities operated into during the comparative periods. North American also declined due to a 12% decrease in non-ACMI departures.

Passenger Services. Passenger services expense for the nine months ended September 30, 2011 decreased $8.6 million, or 15%, to $49.0 million, compared to $57.6 million for the nine months ended September 30, 2010. World and North American’s passenger services expense decreased predominately due to a 20% decrease in non-ACMI departures and the related reduction in flight attendant expense associated with lower headcount associated with the reduction in military passenger block hours.

Crew Positioning. Crew positioning expense for the nine months ended September 30, 2011 increased $1.2 million, or 3%, to $44.7 million, compared to $43.5 million for the nine months ended September 30, 2010. World’s crew positioning expense increased due to higher travel costs per departure and costs associated with commercial passenger and cargo contracts as well as the purchase of business-class airfare for World pilots.  This increase was partially offset by a 20% decline in non-ACMI departures.

Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2011 decreased $23.8 million, or 54%, to $20.2 million, compared to $44.0 million for the nine months ended September 30, 2010. This decrease was due to a 20% decline in military revenue as well as Global’s higher share of Alliance Team entitlement during the comparative periods.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2011 increased $13.6 million, or 23%, to $72.9 million compared to $59.3 million for the nine months ended September 30, 2010. Depreciation and amortization increased primarily due to additional heavy maintenance engine overhauls capitalized during the comparative periods. At World, there were 19 and 12 capitalized engine overhauls being depreciated during the nine months ended September 30, 2010, respectively compared to 28 and 14 events during the nine months ended September 30, 2011.

General and Administrative. General and administrative expense for the nine months ended September 30, 2011 decreased $0.6 million, or 1%, to $40.2 million, compared to $40.8 million for the nine months ended September 30, 2010. The decrease is primarily due to a decrease in incentive payout obligations, legal and accounting fees, and non-cash stock-based compensation, partially offset by an increase in litigation reserves, accounts receivable reserves and restructuring fees.

Asset Impairment and Aircraft Retirements. We recorded $0.3 million of asset impairment and aircraft retirement expense for the nine months ended September 30, 2011 related to the retirement of our World DC-10 fleet. There were no asset impairment and aircraft retirements recorded for the nine months ended September 30, 2010.

Other Expenses. Other expenses for the nine months ended September 30, 2011 decreased $2.2 million, or 27%, to $5.9 million, compared to $8.1 million for the nine months ended September 30, 2010. This increase was primarily due to increased subservice events and related costs.

Operating Income (Loss)

Operating income (loss) for the nine months ended September 30, 2011 decreased $88.8 million to an operating loss of $60.6 million, compared to a $28.2 million operating profit for the nine months ended September 30, 2010. Total operating revenue was down $101.9 million, or 12%. At the same time, total operating expense decreased by $13.0 million, or 2%. Total operating margin decreased from a 3.2% operating margin for the nine months ended September 30, 2010 to a 7.8% operating deficit for the nine months ended September 30, 2011. This was primarily due to lower non-fuel AMC rates and block hours operated, underutilized available ACMI cargo capacity, higher unit costs in flight crew expense, travel expense, and spare engine rents during the comparative periods.

Other Income (Expense)

Interest Expense. Interest expense for the nine months ended September 30, 2011 was $36.0 million for the nine months ended September 30, 2011 as compared to $35.1 million for the corresponding period in 2010.

Loss on Debt Extinguishment.  We recorded a loss on debt extinguishment of $1.2 million during the nine months ended September 30, 2010.  There was no debt extinguishment during the nine months ended September 30, 2011.

Loss on Investment. We recorded a loss on investment of $0.6 million and $2.2 million, for the nine months ended September 30, 2011 and 2010, respectively, primarily related to legal fees in connection with the consolidation of our primary beneficial interest in the ATA bankruptcy estate trust.

Income Taxes

During the nine months ended September 30, 2011, we recorded an income tax benefit of $36.2 million which resulted in an effective tax rate of 37.5%. Our effective tax rate differed from the expected tax rate primarily due to projected nondeductible expenses, such as crewmember meals and per diem and a $2.5 million tax benefit for a decrease in effective state income tax rates. In addition, during the nine months ended September 30, 2011, we realized a $0.9 million non-recurring tax benefit for a deduction of previously capitalized costs. Also included in this amount is an accrual for additional interest for uncertain tax positions of $0.7 million. We also recorded a $0.2 million tax benefit for the nine months ended September 30, 2011 for a decrease in uncertain tax positions based on our tax return filings.

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

Net Loss

Net loss for the nine months ended September 30, 2011 was $60.3 million, compared to net loss of $6.9 million for the nine months ended September 30, 2010, a decrease of $53.4 million primarily due to lower non-fuel AMC rates and block hours operated, underutilized available ACMI cargo capacity, higher unit costs in flight crew expense, travel expense, and spare engine rents in the first nine months of 2011 as compared to the corresponding period in 2010.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity. As of September 30, 2011, we had unrestricted cash and cash equivalents of $18.0 million. The unrestricted cash and cash equivalents balance as of November 7, 2011 increased to approximately $27 million. Slower than anticipated collections during AMC’s fiscal year end lead to lower cash and increased accounts receivable balances as of September 30, 2011. We do not have a revolving credit facility and there are no funds available through other unused financing options. During the first nine months of 2011, a decline in non-fuel AMC rates and entitlement for 2011, our capital expenditure requirements and a decline in anticipated commercial cargo demands and yields had a negative impact on our liquidity and financial position.  We are evaluating our capital restructuring options with our equity sponsor MatlinPatterson and our Second Lien Loan holder, GSO Capital, which include various alternatives including, but not limited to, the issuance of equity and debt for equity swaps. In addition, we have negotiated extended payment terms with certain key vendors, and have amended a number of aircraft leases to reduce aircraft lease costs by approximately $3 million, $18 million, and $18 million in 2011, 2012 and 2013, respectively. The Company also expects to achieve approximately $6.1 million in savings associated with restructuring leases of the aircraft scheduled to be returned in 2012. Finally, we have completed reductions in overhead personnel cost by approximately $5.2 million on an annualized basis, and are implementing certain additional cost-reduction programs in order to improve our liquidity. In addition to those efforts described above, we are seeking additional sources of liquidity including, but not limited to, asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or a combination of these. We cannot provide any assurances that we will be successful in accomplishing any of these initiatives on terms acceptable to us, or at all, and a failure to do so could have a material negative impact on our financial condition or results of operations.

The agreements governing the First Lien Notes and Second Lien Loan require us to meet a minimum consolidated net cash flow covenant on a quarterly basis. In March 2011, we entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum consolidated net cash flow covenant.

During the third quarter of 2011, we did not anticipate meeting our amended minimum consolidated net cash flow covenant. As a result, in September 2011, we entered into the Third Supplemental Indenture related to the First Lien Notes and a Third Amendment and Waiver related to the Second Lien Loan as described below. The Third Supplemental Indenture and Third Amendment and Waiver waive the minimum consolidated net cash flow covenant for the quarters ending September 30, 2011 and December 31, 2011. In addition, the Third Supplemental Indenture and the Third Amendment and Waiver each require that we reduce annual aircraft lease expense by a minimum of $18.0 million in 2012 and 2013 and obtain the consent of the majority of the holders of the First Lien Notes and the consent of the Second Lien Loan lender to take certain actions during the waiver period, including payment or settlement of outstanding material litigation.

No consent fee was paid to the First Lien Note holders for the Third Supplemental Indenture; however, the Third Supplemental Indenture also requires us to offer (i) prior to September 24, 2011, and (ii) no later than December 31, 2011, supplemental offers to repurchase up to $3.0 million principal amount of First Lien Notes (an aggregate of $6.0 million for both such supplemental offers) at par plus accrued interest. We completed the first supplemental offer and repurchased $3.0 million on October 31, 2011.

The Third Amendment and Waiver also provides that through April 2, 2012, all interest payments due under the Second Lien Loan on September 29, 2011 and March 31, 2012 shall be paid in kind by capitalizing such interest and adding it to the aggregate principal amount of the loan outstanding.  Paid in kind interest associated with the Third Amendment and Waiver will reduce cash interest costs and increase the outstanding principal balance by approximately $9.8 million through March 31, 2012. In addition, the Third Amendment and Waiver requires that we pay an amendment fee of $6.0 million to the lender upon maturity or any earlier acceleration of the obligations under the Second Lien Term Loan Credit Agreement. We have capitalized this amendment fee obligation and will amortize it over the remaining loan term.

As described above, we sought to reduce annual aircraft lease expense by restructuring above-market leases. Consistent with this plan, the Third Supplemental Indenture and Third Amendment and Waiver each required we demonstrate to the reasonable satisfaction of the holders of a majority in principal amount of the First Lien Notes outstanding, and to the reasonable satisfaction of the lender under the Second Lien Loan, that we have reduced annual aircraft lease expense by a minimum of $18.0 million in 2012 and 2013. As of October 24, 2011, the holders of a majority in principal amount of the First Lien Notes outstanding, and the lender under the Second Lien Loan, acknowledged that we had demonstrated to their reasonable satisfaction that we have reduced annual aircraft lease expense by a minimum of $18.0 million for each of the Company’s fiscal years 2012 and 2013 as required by the Third Supplemental Indenture and Third Amendment.

If the minimum consolidated net cash flow covenant had not been waived for September 30, 2011, we would have been in violation under the original calculation. Accordingly, we have classified the First Lien Notes and Second Lien Loan as current liabilities in the accompanying unaudited condensed balance sheet as of September 30, 2011.

Our strategic initiatives are focused on, among other things, the cost savings described above, cash to be generated through capital restructuring options currently under discussion with key equity and debt holders, and progress on implementing our revenue initiatives, including increasing revenues through entitlement and rates from our AMC business. We believe that cash generated from operations and to be provided through capital restructuring options, coupled together with the timing of cash outflows and existing cash balances will be sufficient to meet our operating requirements and other obligations over the next 12 months; however, our ability to generate cash through the capital restructuring options under discussion will significantly depend on our ability to implement our strategic initiatives and the absence of adverse developments in the appeal of the judgment entered in favor of the ATA bankruptcy estate against FedEx. We cannot provide any assurances that we will be successful in accomplishing any of these initiatives on terms acceptable to us or at all, which could have a material negative impact on our financial condition or results of operations.

Cash Flow from Operating Activities. During the nine months ended September 30, 2011, net cash provided by operating activities was $30.2 million. The following non-cash items were positive adjustments to reconcile net loss of $60.3 million to net cash provided by operating activities: $72.9 million in depreciation and amortization, $8.5 million in amortization of loan costs and debt discount, $4.5 million in stock-based compensation, $8.4 million in non-cash interest, $0.3 million in aircraft retirement, $0.4 million in loss on sale of equipment and $0.6 million in loss on investment. Non-cash deferred income taxes of $37.3 million negatively adjusted the net loss. Changes in operating assets and liabilities also provided net cash of $23.9 million. Sources of cash due to changes in operating assets and liabilities were: $29.1 million in accounts payable, $36.9 million in other current assets, and $0.3 million in other assets. Uses of cash due to changes in operating assets and liabilities were: $3.1 million in accounts receivable, net, $8.6 million in maintenance reserve deposits, $10.6 million in accrued compensation and benefits, $16.5 million in accrued expenses, $0.9 million in air traffic liabilities and accrued flight expenses and $0.8 million in inventories.

Despite lower operating revenue, accounts receivable increased due to an increase in days’ sales outstanding for AMC missions operated due to AMC’s fiscal year end and related invoice processing shutdown at September 30, 2011. Prepaid and other current assets decreased due to receipt of a significant amount of maintenance reserve reimbursements from the aircraft lessors for completed heavy maintenance events. $8.3 million of maintenance reserves on deposit were paid directly to our maintenance overhaul providers and are reflected as a non-cash transaction in our Statements of Cash Flows. Other current liabilities decreased primarily due to lower accrued maintenance costs and timing of interest expense accrual. Accounts payable increased due to an increase in days’ payables outstanding and the receipt of fuel and engine overhaul invoices previously accrued for. In addition, accounts payable increased as a result of extended payment terms negotiated with certain key vendors.

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

Cash Flow from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 were $63.4 million and $42.3 million, respectively, consisting primarily of capitalized engine maintenance events and the purchase of rotable parts. The increase in capital expenditures is mainly the result of the timing of scheduled engine maintenance events during the nine months ended September 30, 2011 compared to the same period in 2010.

Cash Flow from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2011, was $14.9 million, consisting of $11.9 million in payments on long-term debt and $3.0 million in payment on long-term debt associated with the Third Supplemental Indenture and Third Amendment and Waiver amending our First Lien Notes and Second Lien Loan Agreements.

Net cash used in financing activities for the nine months ended September 30, 2010, was $23.8 million, consisting of $20.7 million in payments on long-term debt and $3.1 million in payment of costs related to the issuance and repurchase of debt.

Capital Resources

We reduced annual aircraft lease expense by restructuring a number of above-market leases.  In order to induce the various lessors to agree to rent reductions, we offered lease extensions on each restructured aircraft lease. As a result, our annual lease commitments have been reduced by approximately $18.0 million in 2012 and 2013, but our long-term lease commitments have increased as a result of the lease extensions. See Commitments and Contractual Obligations below.

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

We anticipate incurring an increase in capital expenditures during the year ended December 31, 2011, as compared to the same period in 2010 as the result of the timing of schedule maintenance events, mainly engine overhauls at World.  We anticipate capital expenditures to be approximately $76 million during fiscal year 2011 of which approximately $68 million will be funded from maintenance deposits previously paid to aircraft lessors.

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

The agreements governing the First Lien Notes and Second Lien Loan require us to meet a minimum consolidated net cash flow covenant on a quarterly basis. In March 2011, we entered into a Second Supplemental Indenture related to the First Lien Notes and a Second Amendment and Waiver related to the Second Lien Term Loan Credit Agreement, primarily to amend the definition related to the minimum consolidated net cash flow covenant.

During the third quarter of 2011, we did not anticipate meeting our amended minimum consolidated net cash flow covenant.  As a result, in September 2011, we entered into the Third Supplemental Indenture related to the First Lien Notes and a Third Amendment and Waiver related to the Second Lien Loan.

As described above, we sought to reduce annual aircraft lease expense by restructuring above-market leases. Consistent with this plan, the Third Supplemental Indenture and Third Amendment and Waiver each required us to demonstrate to the reasonable satisfaction of the holders of a majority in principal amount of the First Lien Notes outstanding, and to the reasonable satisfaction of the lender under the Second Lien Loan, that it had reduced annual aircraft lease expense by a minimum of $18.0 million in 2012 and 2013. As of October 24, 2011, the holders of a majority in principal amount of the First Lien Notes outstanding, and the lender under the Second Lien Loan, acknowledged that we had demonstrated to their reasonable satisfaction that we have reduced annual aircraft lease expense by a minimum of $18.0 million for 2012 and 2013 as required by the Third Supplemental Indenture and Third Amendment.

If the minimum consolidated net cash flow covenant had not been waived for September 30, 2011, we would have been in violation under the original calculation. Accordingly, we have classified the First Lien Notes and Second Lien Loan as current liabilities in the accompanying unaudited condensed balance sheet as of September 30, 2011.

Commitments and Contractual Obligations

Debt and Operating Lease Cash Payment Obligations. We acquire our aircraft with operating leases and consequently do not include assets and liabilities (other than maintenance reserves) associated with operating leases in our consolidated balance sheets. The following table summarizes our material contractual obligations and commitments and their currently scheduled impact on liquidity and cash flows as of September 30, 2011. The following information is shown in thousands.

	Cash Payments Currently Scheduled
	2011	2012	2013	2014	2015	After 2015

Current and long-term debt	$3,570	$23,416	$123,464	$78,692	$—	$—
Cash interest payments on current and long-term debt	98	28,290	28,721	12,794	—	—
Payment-in-kind interest	—	—	—	34,106	—	—
Total debt payments	3,668	51,706	152,185	125,592	—	—
Operating leases(1)	33,378	112,900	109,577	95,904	89,923	137,231
Accrued post-retirement benefits(2)	97	439	585	714	790	4,943
	$37,143	$165,045	$262,347	$222,210	$90,713	$142,174

(1)             Amounts reflect fixed lease payments and do not include potential additional contingent aircraft lease payments based on the net income of World pursuant to a lease expiring in 2012.

(2)             Amounts reflect our expected contributions to the post-retirement health care benefit plan for certain World employees.

The above table does not include the potential acceleration of any long-term debt classified as current as of September 30, 2011. It does include the $6.0 million in supplementary offers on the First Lien Notes as well as the $6.0 Second Lien Loan amendment fee. Amounts include scheduled interest payments. Interest on our Second Lien Loan is payable in cash at an annual rate of 12% and additional interest is payable in kind as additional Second Lien Loan amount at an annual rate of 6%. The interest payable in kind is reflected in the table above at maturity, with cash interest on the additional loan amount reflected when due.

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

• terrorist attacks, political instability, and acts of war;

• risks inherent in our industry, such as demand for military and commercial cargo air services;

• our ability to obtain cash proceeds from a capital restructuring; and

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

The forward-looking statements contained in this quarterly report reflect our views and assumptions only as of the date hereof. We undertake no obligation to update any forward-looking statement.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this report.

We did not identify any material weaknesses as of September 30, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2009, Wilmington Trust Company, in its capacity as the trustee lessor to a 15-year lease agreement entered into by ATA on February 28, 2006, brought an action in the New York Supreme Court Commercial Division to enforce the guaranty provided by us of the performance of ATA under that lease. On April 11, 2011, the Court granted summary judgment on liability and directed the parties to a trial on damages. The testimony portion of the damages trial was conducted in mid-July and mid-August. In its post-trial brief filed with the Court, the plaintiff is seeking damages of approximately $18.7 million plus attorney fees in connection with the breach by ATA. Closing arguments have been scheduled for late November 2011. The final outcome of the damages amount is pending and cannot be predicted and is dependent upon many factors beyond our control. We anticipate a ruling from the court during the first quarter of 2012. The Company has accrued its best estimate of liability of this lawsuit. If the Court awards damages materially higher than our accrued estimate, it could have a material negative impact on our financial condition or results of operations. In addition, until March 31, 2012, the Third Supplemental Indenture and Third Amendment and Waiver does not permit us, without the consent of the majority in principal and the holders, to make any payments in respect of any material litigation pending against us. See Note 9 to our condensed consolidated financial statements included in this report.

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

On October 19, 2010, a federal jury returned a verdict against FedEx and awarded ATA 100% of its $66.0 million claim for breach of contract and denied FedEx’s counterclaim in its entirety. The court, on October 22, 2010, thereafter entered a judgment against FedEx without specifying the amount of damages. On November 1, 2010, ATA filed a post trial motion seeking to have the court enter a final judgment against FedEx for $66.0 million plus pre-judgment interest (under Tennessee law at a maximum rate of 10%) together with post-judgment interest. On November 18, 2010, FedEx filed post trial motions seeking, among other things, to set aside the jury’s verdict, to disallow any pre-judgment interest under Tennessee law (or, in the alternative to calculate any pre-judgment interest at the federal post-judgment interest rate), to reduce the actual amount of damages awarded or, in the alternative, to order a new trial. The trial court denied FedEx’s motions on January 19, 2011.  On January 25, 2011, the trial court entered a judgment against FedEx in the amount of $71.3 million.  On February 16, 2011, FedEx filed its Notice of Appeal.  ATA has filed a notice of cross-appeal (seeking to overturn the court’s decision disallowing ATA’s DC-10 Claim for $28.0 million and increasing the prejudgment interest). The parties have briefed their respective appeals with the Seventh Circuit Court of Appeals and oral arguments were held on November 2, 2011. The ATA bankruptcy estate trust anticipates the Seventh Circuit to render its decision in the first quarter of 2012.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed on March 29, 2011, which could materially affect our business, financial condition or future results. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. There have not been any material changes during the nine months ended September 30, 2011 from the Risk Factors disclosed in the aforementioned Form 10-K, other than as set forth below.

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

Each year, the AMC grants a certain portion of its business to different air carriers based on a point system. The number of points that an air carrier can accrue is determined by the number and type of aircraft pledged to the CRAF as well as the number of military flights operated by the team members over a past twelve-month period. Our operating subsidiaries along with the other air carriers in our team currently participate in the CRAF program and generate entitlement points for AMC business. Points from team members that do not fly AMC missions are used to increase the flights awarded to other team members that do fly AMC missions, such as World and North American, in return for a commission on the revenue derived from those points.

Continued participation by World and North American on the Alliance team is subject to significant risks. The formation of competing teaming arrangements, an increase by carriers from other teams in their commitment of aircraft to the CRAF program and the withdrawal of, or failure to renew a future teaming agreement with, any of the Alliance team’s current partners could materially and adversely affect the amount of our AMC business. There has been and continues to be significant consolidation in the air carrier industry. As a result of consolidation, we expect some air carriers may choose to join other teams. As a result of these changes, the Alliance team’s total share of entitlement points under the AMC international program has decreased for government fiscal years 2011 and 2012. In addition, if any Alliance team member were to cease or restructure its operations or dispose of aircraft previously pledged to the CRAF program, the number of aircraft pledged to the CRAF program by the Alliance team could be reduced. Any of these developments could reduce the number of points allocated to the Alliance team and the Alliance team’s allocation of AMC business to us would likely decrease. In addition, reductions in our team’s flights in a given period will reduce our points in future periods. If the military substantially reduces the amount of business it awards the Alliance team or if the Alliance team reduces the military missions it awards to us, we may not be able to replace the lost business and our business, financial condition and results of operations could be materially and adversely affected.

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

In addition, on June 30 and December 31 of each year, we are required to offer to purchase up to $10.0 million (plus up to an additional $3.0 million with respect to the December 31, 2011 offer) aggregate principal amount of the First Lien Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest thereon. The terms of our indebtedness also require mandatory prepayments regardless of whether there is excess cash flow.

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
4.1

Third Supplemental Indenture by and among the Company, North American Airlines, Inc. and World Airways, Inc. and Wells Fargo Bank, National Association, as trustee and as collateral agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 15, 2011.

10.1

Third Amendment and Waiver to Second-Term Loan Credit Agreement by and among the Company, the North American Airlines, Inc., World Airways, Inc., the Guarantors named therein and the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2011.

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
101

The following financial statements from the Quarterly Report on Form 10-Q of Global Aviation Holdings Inc. for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements. (1)

(1) As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL AVIATION HOLDINGS INC. (REGISTRANT)

Date: November 14, 2011	By:	/s/ Robert R. Binns
Robert R. Binns
Chief Executive Officer

Date: November 14, 2011	By:	/s/ William A. Garrett
William A. Garrett
Executive Vice President and Chief Financial Officer